Form 10-Q
period 2014-03-31
MAZZAL HOLDING CORP.
filed 2014-05-14
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54732
(Commission file number)

MAZZAL HOLDING CORP
(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 PERELL CHIAM BENY-BERAK, ISRAEL	5130153
(Address of principal executive offices)	(Zip Code)

800-488-2760
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

On May 15, 2014, 20,000,000 shares of the registrant's common stock were outstanding.  (On March 24, 2014, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split.  All share totals listed in this Quarterly Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.)

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements
MAZZAL HOLDING CORP
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the three month period ended MARCH 31, 2014

MAZZAL HOLDING CORP
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31 2014	December 31 2013
	(unaudited)
	$	$
Real estate assets, at cost:
Land held for development	1,524,000	1,524,000

Total real estate assets	1,524,000	1,524,000

Current Assets:
Cash and cash equivalents	4	4

TOTAL ASSETS	1,524,004	1,524,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	5,500	6,500
Bank overdrafts	-	2,623
Loan from related party	3,623	-

Total Liabilities	9,123	9,123

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,000	2,000
Additional paid-in capital	1,540,200	1,540,200
Deficit accumulated during development stage	(27,319)	(27,319)

Total Stockholders’ Equity	1,514,881	1,514,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,524,004	1,524,004

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from January 23, 2013 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Revenue	-	-	-

Operating expenses:
General and administrative:-
Filing fees	-	-	458
Management fees	-	-	3,000
Other costs	-	-	7,661
Professional fees:-
- Auditor’s fees	-	-	6,500
- Legal fees	-	-	2,840
- Setup costs	-	-	6,864

Total operating expenses	-	-	(27,323)

Loss from operations	-	-	(27,323)

Other income
Interest income	-	1	4

Net profit/(loss)	-	1	(27,319)

Net earnings per share - basic and diluted:

Net earnings per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	20,000,000	9,176,343

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of JANUARY 23, 2013 (INCEPTION) to MARCH 31, 2014
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$

Inception (January 23, 2013)	-	-	-	-	-

Common stock issued for cash at $0.0042 per share	4,780,000	480	19,720	-	20,200

Common stock issued for cash at $0.10 per share	220,000	20	21,980	-	22,000

Common stock issued at $0.10 per share, for acquisition of 175 Hart Street property	15,000,000	1,500	1,498,500	-	1,500,000

Loss for the period	-	-	-	(27,319)	(27,319)

Balance at December 31, 2013	20,000,000	2,000	1,540,200	(27,319)	1,514,881

Loss for the period	-	-	-	-	-

Balance at March 31, 2014	20,000,000	2,000	1,540,200	(27,319)	1,514,881

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from January 23, 2013 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net profit/(loss)	-	1	(27,319)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(1,000)	-	5,500

Net cash used in operating activities	(1,000)	1	(21,819)

Cash Flows from Investing Activities
Development and capital improvements	-	-	(24,000)
Net cash provided in Investing Activities	-	-	(24,000)

Cash Flows from Financing Activities
Proceeds from overdraft facilities	(2,623)	-	-
Proceeds from issuance of common stock	-	42,200	42,200
Proceeds from related party loan	3,623	-	3,623
Net cash provided by financing activities	1,000	42,200	45,823

Increase in cash and cash equivalents	-	42,201	4

Cash and cash equivalents at beginning of the period	4	-	-

Cash and cash equivalents at end of the period	4	42,201	4

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to development of business plans. The business plan of the Company is the construction and management of multi-family home developments and the subsequent sale thereof.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2014, the Company has an accumulated deficit of $27,319 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

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

Cash and cash equivalents
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

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

Share based payments
The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the Financial Accounting Standards Board (“FASB”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

NOTE 3 – LAND HELD FOR DEVELOPMENT

On March 13, 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust for the acquisition of land and buildings know as 171 Hart Street, Taunton, MA, 02780 for the purchase price of one and a half million shares in the Company.

The property title was transferred on May 29, 2013, in accordance with the Land Purchase and Sale Agreement. This property has been classified as land held for development. Architecture, Engineer and Construction fees amounting to $24,000 have been capitalized to the cost of the property.

Land under development includes costs attributable to the development activities; such as land, architect, engineering and construction costs.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock
On January 13, 2013, the Company issued 4,780,000 shares of common stock to the director and officer of the Corporation at a price of $0.0042 per share for cash, for $20,200.

Between February 28, 2013, and March 13, 2013, the Company issued 220,000 shares to a total of 44 various individuals at a price of $0.10 per share for cash, for $22,000.

On March 13, 2013, the Company issued 15,000,000 shares of common stock at $0.10 per share to The Mazzal Trust for the purchase of Land and Buildings as described in Note 3.

On March 24, 2014, the Board authorized a 10 new for 1 old forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Mr. Nissim Trabelsi   - Officer, Director, and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31	December 31
	2014	2013
	$	$
Balance sheets:
Loan from related party	3,623	-

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	March 31	March 31
	2014	2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	-	-
Change in valuation allowance	-	-
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:

	March 31	December 31
	2014	2013
	$	$

Loss carry forwards	4,098	4,098
Less - Valuation allowance	(4,098)	(4,098)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $27,319 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:	Quoted prices in active markets for identical instruments;

- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4	-	-	4
Total financial assets carried at fair value	4	-	-	4

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4	-	-	4
Bank overdrafts	(2,263)			(2,263)
Total financial assets carried at fair value	(2,619)	-	-	(2,619)

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Mazzal Holding Corp, together with its subsidiaries, as “MHC,” the “Company,” “we,” “us,” and “our.”

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

(a) Revenue.

The Company has earned no revenues since inception.

(b) General and Administrative Expenses.

The Company had general and administrative expenses of $0 for the three months ended March 31, 2014 and 2013.

The Company had general and administrative expenses of $27,323 for the period of January 23, 2013 (date of inception) through March 31, 2014. Cumulative general and administrative expenses consist of mainly of management fees, professional fees and various other office costs.

(3) Net Loss.

The Company had a net loss of $0 and profit of $1 for the three months ended March 31, 2014 and 2013, respectively.

The Company had a net loss of $27,319 for the period of January 23, 2013 (date of inception) through March 31, 2014.

Operating Activities.

Net cash used by operating activities was $1,000 for the three months ended March 31, 2014 compared to net cash provided by operating activities of $1 for the three months ended March 31, 2013, a change of $999. This change was the result of the director and stockholder repaying auditors fees out of pocket.

The net cash used in operating activities was $21,819 for the period of January 23, 2013 (date of inception) through March 31, 2014.

Investing Activities.

Net cash used in investing activities was $0 for the three months ended March 31, 2014 and 2013.

Net cash used in investing activities was $24,000 for the period of January 23, 2013 (date of inception) through March 31, 2014, relating to costs capitalized to property held under development.

Financing Activities.

Net cash provided by financing activities was $1,000 for the three months ended March 31, 2014 and $42,200 for the three months ended March 31, 2013. A decrease of $41,200 due to proceeds from the issuance of common stock in the previous year.

Net cash provided in financing activities was $45,823 for the period of January 23, 2013 (date of inception) through March 31, 2014, which was mainly from issuance of common stock and proceeds from a related party loan.

Liquidity and Capital Resources.

As of March 31, 2014, the Company had total current assets of $4 and total current liabilities of $9,123 resulting in a working capital deficit of $9,119. The cash and cash equivalents was $4 as of March 31, 2014 and 2013.

Overview

We are a development stage company and have not started operations or generated or realized any revenues from our business operations.

Recent Developments

Trading

As of the date of this Quarterly Report, the Company was in the process of working with a market maker and applying for a ticker symbol so its shares could begin trading publicly.

Discussion

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the properties. The estimated useful lives are as follows:

Buildings and improvements	- 10 to 40 years
Other building and land improvements	- 20 years
Furniture, fixtures and equipment	- 5 to 10 years

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

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

Off-Balance Sheet Arrangements

None.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This quarterly report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1.                 Legal Proceedings

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.              Risk Factors

Not required for Smaller Reporting Companies.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mining Safety Disclosures

Not applicable.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)

3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))

10.1	Standard Land Purchase and Sale Agreement (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))

31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZZAL HOLDING CORP

By: /s/ Nissim Trabelsi
Nissim Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date:            May 14, 2014