Form 10-Q
period 2014-06-30
MAZZAL HOLDING CORP.
filed 2014-08-14
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

☐Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

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
Yes ☐                 No     ☒

On August 12, 2014, 20,000,000 shares of the registrant's common stock were outstanding.  (On March 24, 2014, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split.  All share totals listed in this Quarterly Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.)

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements
MAZZAL HOLDING CORP
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2014

CONTENTS:

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014, and the five months ended June 30, 2013, and for the period from January 23, 2013 (date of inception) to June 30, 2014 (unaudited)	5

Statements of Stockholder's Equity for the period from January 23, 2013 (date of inception) to June 30, 2014 (unaudited)	6

Statements of Cash Flows for the six months ended June 30, 2014, and the five months ended June 30, 2013, and for the period from January 23, 2013 (date of inception), to June 30, 2014 (unaudited)	7

Notes to Unaudited Interim Financial Statements	8

MAZZAL HOLDING CORP
(A Development Stage Company)
BALANCE SHEETS
(in U.S. Dollars)

ASSETS	June 30 2014	December 31 2013
	$	$
	(unaudited)

Current Assets:
Cash and cash equivalents	3,234	4
Total current assets	3,234	4

Real estate assets, at cost:
Land held for development	1,525,000	1,524,000
Total real estate assets	1,525,000	1,524,000

Land deposit	25,000	-

TOTAL ASSETS	1,553,234	1,524,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	7,000	6,500
Bank overdrafts	-	2,623
Loan from related party	34,621	-
Total liabilities	41,621	9,123

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	2,000	2,000
Additional paid-in capital	1,540,200	1,540,200
Deficit accumulated during development stage	(30,587)	(27,319)

Total Stockholders’ Equity	1,511,613	1,514,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,553,234	1,524,004

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in U.S. Dollars)
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,	Five months ended June 30,	January 23, 2013 (Inception) to June 30,
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	-	300	-	300	458
Management fees	-	-	-	-	3,000
Other costs	1,029	1,205	1,029	1,205	8,690
Professional fees
- Auditors fees	1,500	3,500	1,500	3,500	8,000
- Legal fees	500	1,840	500	1,840	3,340
Repairs and maintenance	242	761	242	761	7,106

Total operating expenses	(3,271)	(7,606)	(3,271)	(7,606)	(30,594)

Loss from operations	(3,271)	(7,606)	(3,271)	(7,606)	(30,594)

Other income
Interest income	3	2	3	3	7

Net loss	(3,268)	(7,604)	(3,268)	(7,603)	(30,587)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	20,000,000	20,000,000	20,000,000	15,410,222

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of JANUARY 23, 2013 (INCEPTION) to JUNE 30, 2014
(in U.S. Dollars)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$

Inception (January 23, 2013)	-	-	-	-	-

Common stock issued for cash at $0.0042 per share	4,780,000	480	19,720	-	20,200

Common stock issued for cash at $0.1 per share	220,000	20	21,980	-	22,000

Common stock issued at $0.1 per share, for acquisition of 175 Hart Street property	15,000,000	1,500	1,498,500	-	1,500,000

Loss for the period	-	-	-	(27,319)	(27,319)

Balance at December 31, 2013	20,000,000	2,000	1,540,200	(27,319)	1,514,881

Loss for the period	-	-	-	(3,268)	(3,268)

Balance at June 30, 2014	20,000,000	2,000	1,540,200	(30,587)	1,511,613

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(in U.S. Dollars)
(unaudited)

	Six months ended June 30,	Five months ended June 30,	January 23, 2013 (Inception) to June 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net income	(3,268)	(7,603)	(30,587)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	500	3,500	7,000

Net cash provided by operating activities	(2,768)	(4,103)	(23,587)

Cash Flows from Investing Activities
Land deposit	(25,000)	-	(25,000)
Development and capital improvements	(1,000)	(9,000)	(25,000)
Net cash used in investing activities	(26,000)	(9,000)	(50,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	42,200	42,200
Repayment of bank overdrafts	(2,623)	-	-
Loan from related party	34,621	-	34,621
Net cash provided by financing activities	31,998	42,200	76,821

Increase in cash and cash equivalents	3,230	29,097	3,234

Cash and cash equivalents at beginning of the period	4	-	-

Cash and cash equivalents at end of the period	3,234	29,097	3,234

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to the implementation of its business plan. The business plan of the Company is the construction and management of multi-family home developments and the subsequent sale thereof.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the periods ended June 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under U.S. GAAP. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2014, the Company has negative working capital and has an accumulated deficit of $30,587 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 3 – LAND HELD FOR DEVELOPMENT

On March 13, 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust for the acquisition of land and buildings know as 171 Hart Street, Taunton, MA, 02780 for the purchase price of fifteen million (post-split) shares in the Company.

The property title was transferred on May 29, 2013, in accordance with the Land Purchase and Sale Agreement. This property has been classified as land held for development. Land under development includes costs attributable to the development activities; such as land, architect, engineering and construction costs. Architecture, Engineer and Construction fees amounting to $25,000 have been capitalized to the cost of the property.

NOTE 4 – LAND DEPOSIT

On June 18, 2014, the Company deposited $25,000 into escrow, towards a standard purchase and sale agreement, signed on July 1, 2014, with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

NOTE 5 – LOAN FROM RELATED PARTY

	June 30	December 31
	2014	2013
	$	$

Loan from related party	34,621	-

The above loan is unsecured, bears no interest and is repayable on demand.

NOTE 6 – STOCKHOLDER’S EQUITY

Common Stock
On January 13, 2013, the Company issued 4,780,000 shares of common stock to the director and officer of the Corporation at a price of $0.0042 per share for cash, for $20,200.

Between February 28, 2013, and March 13, 2013, the Company issued 220,000 shares to a total of 44 various individuals at a price of $0.10 per share for cash, for $22,000.

On March 13, 2013, the Company issued 15,000,000 shares of common stock at $0.10 per share to The Mazzal Trust for the purchase of land and buildings better known as 171 Hart Street, Taunton, MA as described in note 3.

On March 24, 2014, the Board authorized a 10 new for 1 old forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:
Mr. Nissim Trabelsi                                           - Director and greater than 10% stockholder

	June 30	December 31
	2014	2013
	$	$
Balance sheets:
Loan from related party	34,621	-

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):	June 30	June 30
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	490	1,140
Change in valuation allowance	(490)	(1,140)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:	June 30	December 31
	2014	2013
	$	$

Loss carry forwards	4,588	4,098
Less - Valuation allowance	(4,588)	(4,098)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2014, and December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $30,587 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The Company measures its options and warrants at fair value in accordance with SFAS 157 (ASC 820). SFAS 157 (ASC 820) specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

- Level 1: Quoted prices in active markets for identical instruments;
- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at June 30, 2014, and December 31, 2013, were as follows:
	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,234	-	-	3,234
Total financial assets carried at fair value	3,234	-	-	3,234

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4	-	-	4
Bank overdrafts	(2,623)	-	-	(2,623)
Total financial assets carried at fair value	(2,619)	-	-	(2,619)

NOTE 10 – RECENT ACCOUNTING STANDARDS UPDATES

There are no new accounting pronouncements expected to have any impact on the Company’s financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2014, the Company entered into a standard purchase and sale agreement with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

(a) Revenue

The Company has earned no revenues since inception.

(b) General and Administrative Expenses

The Company had general and administrative expenses of $3,271 for the three and six months ended June 30, 2014 compared to $7,606 for the three and five months ended June 30, 2013, a decrease of $4,335 or approximately 57%. The decrease in general and administrative expenses were mainly due to a decrease in professional fees.

The Company had general and administrative expenses of $30,594 for the period of January 23, 2013 (date of inception) through June 30, 2014.

(3) Net Loss

The Company had a net loss of $3,268 for the three months and six months ended June 30, 2014 compared to a net loss of $7,604 and $7,603 for the three and five months ended June 30, 2013 respectively, a decrease of $4,335. The decrease in net loss is the result primarily due to a decrease in professional fees.

The Company had a net loss of $30,587 for the period of January 23, 2013 (date of inception) through June 30, 2014.

Operating Activities

Net cash used by operating activities was $2,768 for the six months ended June 30, 2014 compared to net cash used in operating activities of $4,103 for the five months ended June 30, 2013, a decrease of $1,335. This change was the result of a decrease in professional fees.

The net cash used in operating activities was $23,587 for the period of January 23, 2013 (date of inception) through June 30, 2014.

Investing Activities

Net cash used in investing activities was $26,000 for the six months ended June 30, 2014 and $9,000 for the five months ended June 30, 2013, an increase of $17,000. This increase was primarily from payment of a deposit relating to the acquisition of vacant land better known as 1625 VFW Roxbury, MA.

Net cash used in investing activities was $50,000 for the period of January 23, 2013 (date of inception) through June 30, 2014, relating to costs capitalized to property held under development and deposit paid towards the acquisition of vacant property, known as 1625 VFW Roxbury, MA.

Financing Activities

Net cash provided by financing activities was $31,998 for the six months ended June 30, 2014 and $42,200 for the five months ended June 30, 2013. A decrease of $10,202 due to proceeds from the issuance of common stock in the previous year and repayment of bank overdrafts.

Net cash provided in financing activities was $76,821 for the period of January 23, 2013 (date of inception) through June 30, 2014, which was mainly from issuance of common stock and proceeds from a related party loan.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total current assets of $3,234 and total current liabilities of $41,621 resulting in a working capital deficit of $38,387. The cash and cash equivalents was $3,234 as of June 30, 2014 and $4 as of June 30, 2013.

Overview

We are a development stage company and have not started operations or generated or realized any revenues from our business operations.

Recent Developments

Resignation of Chairman of Company

On August 13, 2014, Harold Fisher resigned as the Chairman of the Company to pursue other interests.  His resignation was not due to any disagreement with management or the Company.  As of the date of this Report, the Board of Directors had not appointed a replacement Chairman.

Property Purchase

On July 1, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Company agreed to purchase from the Heather Realty Trust (“Seller”) a parcel of property in West Roxbury, Massachusets (the “Property”).  The Company agreed to pay a purchase price of $800,000, with $25,000 paid upon execution of the Agreement, and the balance to be paid at the time of the delivery by the Seller of the deed to the Property, which is to be delivered on or before the fifteenth day following the expiration of an approvals period, which is deemed to run through October 1, 2014.  During the approvals period, the Company is required to obtain certain approvals, permits, services, all as set forth in the Purchase Agreement.

In connection with the purchase of the Property, the Company has announced that it plans to build a hotel complex which will include 52 hotel rooms, a wedding hall, and a restaurant.  The Company anticipates that work will commence at the building site during the third or fourth quarters of 2014.  The Company announced that the planned hotel will be the first of several hotels to be built.  Management also noted that the restaurant at the hotel will provide 100% Glatt kosher dishes and will include a synagogue Shomer Shabbat.

DTC Eligibility

On July 9, 2014, the Company’s common stock, which had been approved for trading by FINRA in May 2014 under the ticker symbol “MZZL,” obtained was declared DTC eligible by the Depository Trust and Clearing Corporation.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

As noted above, on July 1, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Company agreed to purchase from the Heather Realty Trust (“Seller”) a parcel of property in West Roxbury, Massachusets (the “Property”).  The Company agreed to pay a purchase price of $800,000, with $25,000 paid upon execution of the Agreement, and the balance to be paid at the time of the delivery by the Seller of the deed to the Property, which is to be delivered on or before the fifteenth day following the expiration of an approvals period, which is deemed to run through October 1, 2014.  During the approvals period, the Company is required to obtain certain approvals, permits, services, all as set forth in the Purchase Agreement.  The Company has included with this Report pro forma financial statements in connection with the purchase of the property.  Please see Exhibit 99.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))
10.1	Standard Land Purchase and Sale Agreement (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))
10.2	Standard Form Purchase and Sale Agreement, dated July 1, 2014
31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99	Pro Forma Financial Statements, Acquired Property
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZZAL HOLDING CORP

By:           /s/ Nissim Trabelsi
Nissim Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date:            August 13, 2014