Form 10-Q
period 2014-09-30
MAZZAL HOLDING CORP.
filed 2014-11-21
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Yes ☐                 No     ☒

On November 21, 2014, 20,000,000 shares of the registrant's common stock were outstanding.  (On March 24, 2014, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split.  All share totals listed in this Quarterly Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.)

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements
MAZZAL HOLDING CORP
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the six months ended September 30, 2014

CONTENTS:

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Statements of Operations for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and the eight months ended September 30, 2013 and for the period from January 23, 2013 (date of inception) to September 30, 2014 (unaudited)	5

Statements of Stockholder's Equity for the period from January 23, 2013 (date of inception) to September 30, 2014 (unaudited)	6

Statements of Cash Flows for the nine months ended September 30, 2014 and the eight months ended September 30, 2013, and for the period from January 23, 2013 (date of inception) to September 30, 2014 (unaudited)	7

Notes to Unaudited Interim Financial Statements	8

MAZZAL HOLDING CORP
(A Development Stage Company)
BALANCE SHEETS
(in U.S. Dollars)

ASSETS	September 30 2014	December 31 2013
	$	$
	(unaudited)

Current Assets:
Cash and cash equivalents	2,411	4
Total current assets	2,411	4

Real estate assets, at cost:
Land held for development	1,525,000	1,524,000
Total real estate assets	1,525,000	1,524,000

Land deposit	25,000	-

TOTAL ASSETS	1,552,411	1,524,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	7,929	6,500
Bank overdrafts	-	2,623
Loan from related party	35,783	-
Total liabilities	43,712	9,123

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	2,000	2,000
Additional paid-in capital	1,540,200	1,540,200
Deficit accumulated during development stage	(33,501)	(27,319)

Total Stockholders’ Equity	1,508,699	1,514,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,552,411	1,524,004

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in U.S. Dollars)
(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,	Eight months ended September 30,	January 23, 2013 (Inception) to September 30,
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	-	158	-	458	458
Management fees	-	3,000	-	3,000	3,000
Other costs	1,220	6,220	2,249	7,425	9,910
Professional fees
- Auditors fees	1,500	1,500	3,000	5,000	9,500
- Legal fees	-	1,000	500	2,840	3,340
Repairs and maintenance	200	6,303	442	7,064	7,306

Total operating expenses	(2,920)	(18,181)	(6,191)	(25,787)	(33,514)

Loss from operations	(2,920)	(18,181)	(6,191)	(25,787)	(33,514)

Other income
Interest income	6	1	9	4	13

Net loss	(2,914)	(18,180)	(6,182)	(25,783)	(33,501)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	20,000,000	20,000,000	20,000,000	17,099,260

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of JANUARY 23, 2013 (INCEPTION) to JUNE 30, 2014
(in U.S. Dollars)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$

Inception (January 23, 2013)	-	-	-	-	-

Common stock issued for cash at $0.0042 per share	4,780,000	480	19,720	-	20,200

Common stock issued for cash at $0.1 per share	220,000	20	21,980	-	22,000

Common stock issued at $0.1 per share, for acquisition of 175 Hart Street property	15,000,000	1,500	1,498,500	-	1,500,000

Loss for the period	-	-	-	(27,319)	(27,319)

Balance at December 31, 2013	20,000,000	2,000	1,540,200	(27,319)	1,514,881

Loss for the period	-	-	-	(6,182)	(6,182)

Balance at September 30, 2014	20,000,000	2,000	1,540,200	(33,501)	1,508,699

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(in U.S. Dollars)
(unaudited)

	Nine months ended September 30,	Eight months ended September 30,	January 23, 2013 (Inception) to September 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net income	(6,182)	(25,783)	(33,501)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,429	5,000	7,929

Net cash provided by operating activities	(4,753)	(20,783)	(25,572)

Cash Flows from Investing Activities
Land deposit	(25,000)	-	(25,000)
Development and capital improvements	(1,000)	(24,000)	(25,000)
Net cash used in investing activities	(26,000)	(24,000)	(50,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	42,200	42,200
Proceeds from bank overdrafts	(2,623)	2,587	-
Loan from related party	35,783	-	35,783
Net cash provided by financing activities	33,160	44,787	77,983

Increase in cash and cash equivalents	2,407	4	2,411

Cash and cash equivalents at beginning of the period	4	-	-

Cash and cash equivalents at end of the period	2,411	4	2,411

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2014, the Company has negative working capital and has an accumulated deficit of $33,501 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 4 – LAND DEPOSIT

On June 18th, the Company deposited $25,000 into escrow, towards a standard purchase and sale agreement, signed on July 1, 2014, with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

NOTE 5 – LOAN FROM RELATED PARTY

	September 30	December 31
	2014	2013
	$	$

Loan from related party	35,783	-

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:
Mr. Nissim Trabelsi                                           - Director and greater than 10% stockholder

	September 30	December 31
	2014	2013
	$	$
Balance sheets:
Loan from related party	35,783	-

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):	September 30	September 30
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	927	3,867
Change in valuation allowance	(927)	(3,867)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013 as follows:	September 30	December 31
	2014	2013
	$	$

Loss carry forwards	5,025	4,098
Less - Valuation allowance	(5,025)	(4,098)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $33,501 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at September 30, 2014 and December 31, 2013, were as follows:
	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	2,411	-	-	2,411
Total financial assets carried at fair value	2,411	-	-	2,411

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4	-	-	4
Bank overdrafts	(2,623)	-	-	(2,623)
Total financial assets carried at fair value	(2,619)	-	-	(2,619)

NOTE 10 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2014 the Company entered into a standard purchase and sale agreement with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000. On June 18th, 2014 the Company paid a deposit of $25,000 towards the land purchase. As of the date of this 10-Q, the Company has not yet acquired the property.

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

(b) General and Administrative Expenses

The Company had general and administrative expenses of $2,920 for the three months ended September 30, 2014 compared to $18,181 for the three months ended September 30, 2013, a decrease of $15,261. The decrease in general and administrative expenses were mainly due to a decrease in repairs and maintenance and other costs.

The Company had general and administrative expenses of $33,514 for the period of January 23, 2013 (date of inception) through September 30, 2014.

(3) Net Loss

The Company had a net loss of $2,914 and $6,182 for the three and nine months ended September 30, 2014 respectivley, compared to a net loss of $18,180 and $25,783 for the three and nine months ended September 30, 2013 respectively, a decrease of $15,266 and $19,601 respectivley. The decrease in net loss is the result primarily due to a decrease in repairs and maintenance and other costs.

The Company had a net loss of $33,501 for the period of January 23, 2013 (date of inception) through September 30, 2014.

Operating Activities

Net cash used by operating activities was $4,753 for the nine months ended September 30, 2014 compared to net cash used in operating activities of $20,783 for the eight months ended September 30, 2013, a decrease of $16,030. This change was the result of a decrease in repairs and maintenance and other costs.

The net cash used in operating activities was $25,572 for the period of January 23, 2013 (date of inception) through September 30, 2014.

Investing Activities

Net cash used in investing activities was $26,000 for the nine months ended September 30, 2014 and $24,000 for the eight months ended September 30, 2013, an increase of $2,000. This increase was primarily relating to costs capitalized to property held under development and deposit paid towards the acquisition of vacant property, known as 1625 VFW Roxbury, MA.

Net cash used in investing activities was $50,000 for the period of January 23, 2013 (date of inception) through September 30, 2014, relating to costs capitalized to property held under development and deposit paid towards the acquisition of vacant property, known as 1625 VFW Roxbury, MA.

Financing Activities

Net cash provided by financing activities was $33,160 for the nine months ended Septemeber 30, 2014 and $44,787 for the eight months ended September 30, 2013. A decrease of $11,627 due to proceeds from the issuance of common stock in the previous year and repayment of bank overdrafts.

Net cash provided in financing activities was $77,983 for the period of January 23, 2013 (date of inception) through September 30, 2014, which was mainly from issuance of common stock and proceeds from a related party loan.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total current assets of $2,411 and total current liabilities of $43,712 resulting in a working capital deficit of $41,301. The cash and cash equivalents was $2,411 as of September 30, 2014 and $4 as of September 30, 2013.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

As noted above, on July 1, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) whereby the Company agreed to purchase from the Heather Realty Trust (“Seller”) a parcel of property in West Roxbury, Massachusets (the “Property”).  The Company agreed to pay a purchase price of $800,000, with $25,000 paid upon execution of the Agreement, and the balance to be paid at the time of the delivery by the Seller of the deed to the Property, which is to be delivered on or before the fifteenth day following the expiration of an approvals period, which is deemed to run through October 1, 2014.  During the approvals period, the Company is required to obtain certain approvals, permits, services, all as set forth in the Purchase Agreement.  The Company has included with a previous Report pro forma financial statements in connection with the purchase of the property.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))
10.1	Standard Land Purchase and Sale Agreement (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))
10.2	Standard Form Purchase and Sale Agreement, dated July 1, 2014 (previously filed as an exhibit to the Company's Form 10-Q dated June 30, 2014 and filed on August 14, 2014)
31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99	Pro Forma Financial Statements, Acquired Property (previously filed as an exhibit to the Company's Form 10-Q dated June 30, 2014 and filed on August 14, 2014)
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZZAL HOLDING CORP

By:           /s/ Nissim Trabelsi
Nissim Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date:            November 21, 2014