Form 10-K
period 2014-12-31
MAZZAL HOLDING CORP.
filed 2015-03-24
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55152

MAZZAL HOLDING CORP.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	IRS I.D.

1625 VFW Parkway Boston, MA 02132
(Address of principal executive offices) 800-488-2760 (Registrant’s telephone number, including area code)

Securities registered under 12(b) of the Exchange Act:

None

Securities registered under 12(g) of the Exchange Act:

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer , a non-accelerated filer , or a smaller reporting company . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $0. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

On March 17, 2015, 200,000,000 shares of the registrant's common stock were outstanding.  (On February 4, 2015, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split.  All share totals listed in this Quarterly Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.)

FORM 10-K

MAZZAL HOLDING CORP.

DECEMBER 31, 2014

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward- looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward - looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward - looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 1 0 -K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 1 00 F. Street, NE, Washington, D.C. 2 0 549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1 - 800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1. BUSINESS

Preliminary Note

On February 4, 2015, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split. All share totals listed in this Annual Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.

General

Mazzal Holding Corp. (formerly Boston Investment and Development Corp), was formed in the state of Nevada on January 23, 2013. We were founded by Nissim Trabelsi, who, as of the date of this Report, is the beneficial owner of a majority of our common stock.

The business and purpose of the Company is to purchase approved multi-family land, and then develop and build said land for a profit.

On March 31 , 2013, the Company entered into a Standard Land Purchase and Sale Agreement (the “Purchase Agreement”) with the Mazzal Trust, pursuant to which the Company purchased property (the “Property”) consisting of “the land and all buildings thereon known as 171 Hart St ., Taunton MA 02780 .” The property consists of approximately 25 acres. The property is located in the Green Pines Townhomes subdivision, and the subdivision is managed by the Green Pines

Townhomes Condominium Trust. (The manager of the Green Pines Townhomes Condominium Trust is Green Pines, LLC, a shareholder of the Company, the manager of which is Marty Trabelsi, the brother of Nissim Trabelsi, the Company’s President.) The purchase price for the Property was 1,500,000 shares of the Company’s common stock .On May 29 , 2013, the purchase of the property closed, and the seller delivered the deed, and the Company issued the shares. As of the date of this Annual Report, the Property sub-division had all the underground utilities installed, and one main road paved. Additionally, as of the date of this Annual Report, one building with two units had been completed, and approximately 47 more units remained to be built in Phase I of the development.

However, as noted below in "Recent Developments", the Company plans to submit a zoning change request to increase from 49 to 72 units for Phase I. There can be no guarantee that such change will be permitted. Nor can there be any guarantee that if the zoning change request is approved, the Company will be able to develop such real estate.  For Phase II, management anticipates that an additional 50 units will be in the future. Again, there can be no guarantee that the Company will ever be able to develop the real estate contemplated in Phase II

Multi-family Construction Industry –

Overall nationally, the multi-family construction industry, like much of the housing industry in general, is slowly recovering from the economic downturn that has been impacting the country since 2 0 08. According to the record of the meeting of the Federal Advisory Council and Board of Governors on May 17, 2013:

Demand for rental housing, both multifamily and senior housing, is strong. This phenomenon is driven by former homeowners becoming renters, more stringent residential mortgage underwriting standards, and more cautious attitudes about the risk/reward tradeoffs of homeownership. (Source: Record of Meeting of the Federal Advisory Council and the Board of Governors, Friday, May 17, 2 013, publicly available, on file with the Company.)

Additionally, according to a construction industry report;

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

Some housing industry experts believe that “housing, in general, and multifamily housing, in particular , should benefit from the demands for shelter represented by the transitioning of Echo Boomers into the workplace and by the Baby Boomers who will enjoy longer and healthier lifespans than any previous generation—simply put, the people are there in large numbers, and they require a place to live.” (Source: Millcreek Residential 2013 Outlook for the U.S. Multifamily Market (“Millcreek 2013”), publicly available, copy on file with the Company.)

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

Additionally, according to the Boston HUD Report,

Multifamily building activity, as measured by the number of multifamily units permitted, increased rapidly in the Boston-Suffolk submarket during the past year as builders responded on a large scale to increased rental demand. According to the Boston Department of Neighborhood Development, more than $1 billion in new housing construction started in the city of Boston during 2011; approximately 90 percent of the construction represents new apartment development. Based on preliminary data, during the 12 months ending May 2012, the number of multifamily units permitted increased to 1,550 units, up by 1,325, or nearly 550 percent, from only 240 units permitted during the 12 months ending May 2 0 11 . (Boston HUD Report.)

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

In 2012, 5,019 multi - family permits were pulled, compared to 2,752 in 2011, representing an 84 percent increase, as based on preliminary numbers reported by the U.S. Census Bureau’s Building Permit Survey. The 5,019 permits are the most since 2007. Total permits increased 44 percent between 2011 and 2012 in the state and the proportion of multi-family permits increased from 38 percent of total permits pulled in 2011 to 48 percent in 2012.

In November 2012, Governor Patrick announced the Commonwealth’s goal of creating 10,000 multi - family housing units per year. By creating this type of housing, which is attractive to young families and individuals, Massachusetts is better prepared to keep in state the skilled, young workforce for which employers are looking.

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

In March 2013, the Boston Globe noted that earlier in that month , “the Dow Jones industrial average surged to record highs while the Labor Department reported that US employers added 236,000 jobs in February and the unemployment rate declined to its lowest level in more than four years.” (Source: Boston Globe article: “As housing, job markets improve, homeowners spend on remodeling,” (“BG Article”) publicly available, copy on file with the Company.) With respect to the Massachusetts economy specifically, the BG Article pointed out that employers added about 50,000 jobs in Massachusetts, according to the Labor Department, and that home sales in Massachusetts in 2012 hit their highest level since 2006, according to Warren Group, a Boston real estate tracking firm.

Upon the information and belief of the Company’s management, Massachusetts-area contractors, architects, interior designers, and others tied to the home construction industry are receiving an increasing number of inquiries from individuals and entities who are looking to purchase new homes, rent larger homes and apartments, or remodel existing homes or apartments.

While there can be no guarantee of a continuation of this recovery and increase in interest in purchasing homes or multi - family dwellings, management believes that the Company’s business model of purchasing property , constructing multi - family dwellings, and then selling the improved property could prove to be a profitable business model. However, even considering a continued increase in demand for residential housing, the Company’s business model may not prove to be profitable when considering other factors including the availability of capital to the Company, interest rates and any increase in the cost of building materials.

The multi-family construction business is a very competitive industry. We not only plan to construct multi-family dwellings, but develop the land that we will place them on.  This process is extremely expensive and we plan to use our current available capital to begin work on our business plan. These monies will not be enough, however, to fully implement our business plan and become profitable.  We will need to raise additional monies by selling our equity or debt securities or by seeking bank or other financial institution financing.

There are many steps that must be taken to provide a multi-family dwelling ready for occupancy.  Many different groups of people are involved.  We expect to work with other construction companies that specialize in services that we either cannot or do not desire to engage in, or do not have the ability to produce or install. To find these companies, we are relying on the research and knowledge that our President, Nissim Trabelsi, has about the multi-family housing industry and construction industry .

The multi-family housing industry is growing due to their low-cost housing options.  These dwellings have numerous competitive advantages, including:

-	providing unique ownership opportunities;

-	lower construction costs, as multi-family units are usually lower in price because the Company plans to build in large quantities,resulting in discounts from suppliersand subcontractors, resulting in lower construction costs and lower sales prices on completed projects;

-	frequent discounts on mortgage rates for multi - family dwellings;

-	on-site amenities including clubhouses, landscaping, maintenance, and lower insurance costs;

-	efficient land use;

-	residential populations large enough to support neighborhood retail and public transportation;

-	the creation of open, public space; and

-	providing residential options for an increasing number of single-person and empty-nester households

We  plan  to  purchase  land,  develop  it,  complete  the  infrastructure,  construct  the  multifamily  dwelling,  and  manage  throughout  the process. Management anticipates that the Company’s next purchase will be an approved subdivision but not yet started, although as of the date of this Annual Report, the Company had not identified any specific parcel for purchase. Management is aware of several subdivisions within 3 0 - 40 minutes travel around the greater Boston area.

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

Management anticipates that the Property will become a new subdivision, and will include the following amenities and benefits:

-	Automatic security gate entry;

-	Lush landscaping;

-	Approximately two minutes to Galleria Mall, and one exit from proposed new casino development; and

-	Private pond and clubhouse.

With respect to the individual units, Management anticipates that they will include the following features:

-	Up to three bedrooms, 2 ½ baths, single car garage, and open basement room;

-	Open stairs and marble foyers;

-	Granite countertops in kitchens, stainless steel appliances, with natural gas;

-	Two-zone heating and air conditioning; and

-	Hardwood floors .

Management anticipates that the constructed units will have the benefits and features listed, although there can be no guarantee that the completed units will include all of the above features. Additionally, items such as landscaping and construction of the grounds may take additional time beyond the time of construction of the units.

The Company has no present plans to be acquired or to merge with another company or to enter into a change of control or similar transaction. Additionally, to the knowledge of the Company’s management, none of the Company’s shareholders have plans to enter into a change of control transaction or any similar transaction.

Management does not believe that the Company is a “blank-check” company, because the Company has a business plan (described above and in more detail throughout this Report), and has significant cases consisting of more than cash and cash equivalents (consisting of land described more fully throughout this Report).

Company Offices

We are presently using office space located at 1675 VFW Parkway, Chestnut Hill, MA 02467. There are presently no monthly lease payments. Mr. Trabelsi believes that the current office space is sufficient enough for the company for the foreseeable future.

Financing Strategy

We will not be able to develop land or construct multi-family dwellings and fully implement our business plan without first securing additional outside financing. Whenever possible we will attempt to make arrangements with providers of services to defer payment until a later stage in the construction process.

The Company anticipates that it will finance its operations, at least initially, through the sale of its shares of common stock, which will result in dilution to the current owners of our shares of common stock, and the purchasers of shares from the Selling Stockholders. There can be no guarantee, however, that should we embark upon a strategy to sell our equity securities that such offering will be successful in providing the Company with sufficient capital to implement its business plan.

Management anticipates that the average construction price for the town homes will be approximately $180,000 - $200,000, and the average selling price will be approximately $250,000, although there can be no guarantee that the Company will be able to construct all the town homes at this cost, or sell any or all of the town homes for the anticipated selling price.

Management anticipates that each unit will be approximately 1500 ft.², and that the Company’s building cost is roughly $100 for each square foot, for a total of $150,000 costs to build each unit. Additionally, the costs associated with the land are approximately $32,000 for each lot. Also, Management anticipates approximately $18,000 in commissions and soft costs for an approximate total cost of $200,000 to complete each unit. The figures in the preceding sentences relating to construction costs are only estimates made by management, and are based on management’s due diligence and research relating to local market conditions, building lot costs, local construction and material costs, rather than on third - party valuations, or other outside sources. Moreover, these estimates are based on management’s prior history and experience in construction in Massachusetts. There can be no guarantee that the Company will be able to construct any of the units for the costs and amounts indicated.

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

Many of the Company’s competitors in the multi-family dwelling construction business have longer operating histories and greater financial, marketing and sales than the Company.

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

Employees

As of the date of this Annual Report, we have one employee. The Company is currently in the development stage.  During the development stage, we plan to rely substantially on the services of Mr. Trabelsi, our President, CEO, and CFO, to set up our business operations.

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

The construction professionals we plan to utilize will be considered independent sub-contractors.  We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

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

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Developments

Forward Stock Split

On February 4, 2015, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split. All share totals listed in this Annual Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.

Stock Option and Restricted Stock Plan

On January 15, 2015 Mazzal Holding Corp. adopted the 2015 Stock Option and Restricted Stock Plan. In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 50,000,000 shares of our common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 50,000,000 newly issued shares of our common stock, options to purchase our common stock, or some combination thereof. If our Board of Directors decides to issue shares of common stock or options to purchase our common stock, the issuance of such securities would not affect the rights of the holders of our currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of our common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

Amendment to the Articles of Incorporation

On February 4, 2015 the Voting Stockholders approved a resolution amending our Articles of Incorporation to issue up to 500,000,000 shares of our Common Stock from its previous total of 20,000,000.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of March 17, 2015:

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company; and

2. There were 200,000,000 shares of the Company’s common stock held by 47 shareholders, including of its President, Nissim Trabelsi.

At the present time, the Company is not classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founder and other officers or directors of the Company may be resold in reliance on Rule 144, once all requirements set forth in that Rule have been met.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker - dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker - dealer is required to:

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

Holders

As of the date of this Report, we had 47 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2015 Mazzal Holding Corp. adopted the 2015 Stock Option and Restricted Stock Plan. In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 50,000,000 shares of our common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 50,000,000 newly issued shares of our common stock, options to purchase our common stock, or some combination thereof. If our Board of Directors decides to issue shares of common stock or options to purchase our common stock, the issuance of such securities would not affect the rights of the holders of our currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of our common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

Finally, to accommodate the future issuance of our Common Stock pursuant to the terms and conditions of the Plan, the Voting Stockholders approved a resolution amending our Articles of Incorporation to issue up to 500,000,000 shares of our Common Stock from its previous total of 20,000,000.

To date, no shares of our common stock have been issued pursuant to the Plan.

Recent Sales of Unregistered Securities

None.

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

Our auditors have issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on - going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we acquire the required licenses and complete our initial development. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. The money we raise in this offering will last six months.

We have one officer, Nissim Trabelsi, President and Director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2 0 02. When these controls are implemented, Mr. Trabelsi, together with any other executive officers in place at that time, will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next six months, as the services provided by our officers and directors appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  Our management's responsibilities are mainly administrative at this early stage.  While we believe that the addition of employees is not required over the next six months, the professionals we plan to utilize will be considered independent sub - contractors. We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research and development costs. We do not have any off-balance sheet arrangements.

We currently do not own any significant plants or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

The Company’s anticipated plan of operation is to construct multi - family dwellings in Massachusetts, both on the Property owned by the Company, and on additional parcels of property which the Company may purchase in the future.

Under the Company’s plan, each subdivision takes approximately 3 years to complete, from purchase of the land, through development of the property, through construction of the units, and through sales of the units.

Management anticipates that the Company will need to raise between $500,000 and $800,000 to start and begin construction of one third of the units, approximately 15 units, which could be completed within approximately 12 months from start of construction . Once the first units are completed, from each unit that is sold in the first year, the revenues will be used to finance construction of the next phases and units. Management anticipates that at the end of the second year of operation, the Company will be able to complete an additional 15 units. Finally, management anticipates that the remaining 17 units will be built on during the third year, to meet the planned completion of 47 units in three years from commencement of construction.

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

Management anticipates that the average construction price for the town homes will be approximately $180,000 -$200,000, and the average selling price will be approximately $250,000, although there can be no guarantee that the Company will be able to construct all the town homes at this cost, or sell any or all of the town homes for the anticipated selling price.

As noted above, third-party lenders generally provide consumer financing for multi - family dwelling purchases. Our sales will depend in large part on the availability and cost of financing for multi-family home purchasers. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. If additional third - party financing for the purchases of our Company’s homes does not become available, our operations could be negatively affected.

Management anticipates that each unit will be approximately 1500 ft.², and that the Company’s building cost is roughly $100 for each square foot, for a total of $150,000 costs to build each unit. Additionally, the costs associated with the land are approximately $32,000 for each lot. Also, Management anticipates approximately $18,000 in commissions and soft costs for an approximate total cost of $200,000 to complete each unit. As noted above, the figures in the preceding sentences relating to construction costs are only estimates made by management, and are not based on surveys, third - party valuations, or other outside sources. These estimates are based on management’s prior history and experience in construction in Massachusetts, and there can be no guarantee that the Company will be able to construct any of the units for the costs and amounts indicated.

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

Forward Looking Statements.

Information in this Annual Report on Form 1 0- K contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933 , as amended , and Rule 3b-6 of the Securities Act of 1934 , as amended . When used in this Form 10-K , the words “expects,” “anticipates,” “believes,” “plans,” “forecasts , ” “projects,” “intends,” “strategy,” “may,” “will,” “will likely result , ” and similar expressions are intended to identify forward-looking statements . These are statements that relate to future periods and include , but are not limited to , statements regarding the adequacy of cash , expectations regarding net losses and cash flow , statements regarding growth , the need for future financing , dependence on personnel , and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events , conditions or circumstances on which any such statement is based.

Critical Accounting Policies

The  SEC  has  issued  Financial  Reporting  Release  No.  6 0 ,  “Cautionary  Advice  Regarding  Disclosure  About  Critical  Accounting Policies” (“FRR 6 0 ”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 6 0 , the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain . Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) real estate assets; (c) impairment long lived assets; (d) Real Estate Assets Held for Sale and Discontinued Operations; and (e) Share Based Payments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates .

(b) Real estate assets

Real estate assets are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of properties are capitalized. Acquisition-related costs are expensed as incurred. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development .

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method . Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long- lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

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

JOBS Act

On April 5 , 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have the option to delay adoption of new or revised accounting standards until those standards would otherwise apply to private companies, until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to opt out of this extended transition period. As noted, this election is irrevocable.

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

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies , risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions . We continue to monitor significant estimates made during the preparation of our financial statements.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the period ended December 31, 2014 and for the period of inception (January 23, 2013) through December 31, 2014, are presented in a separate section of this report following Item 15.

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

ITEM 9B. OTHER ITEMS

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2015.

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

Background of Directors, Executive Officers

Nissim   Trabelsi,   President,   CEO,   CFO,   Director;   Age   52:   Mr. Trabelsi was born in Tiberias, Israel, and served in the Israeli Army in combat engineering services. He studied for two years at a technical engineering school in Tel Aviv, Israel. In 1989, he began his own building company, Trabelsi Builders, Inc., in Boston, Massachusetts. He holds an unrestricted supervisor building license, and has been building unique design and custom built homes. Over the past five years, he has been active in the commercial and multi-family construction industries. Mr. Trabelsi’s roles in these projects included being involved with architectural designs of the projects, as a manufacturer and builder of the structures, and being project manager for the projects.

Mr. Trabelsi has over 25 years’ experience in the construction industry. In the past five years, Mr. Trabelsi was involved in building residential and commercial structures. With respect to commercial construction, he recently completed construction of a 10,000 - square-foot synagogue in Newton, Massachusetts, in addition to a multi -family building with 7 units. Mr. Trabelsi is also certified engineer steel structure disturber. Management anticipates that in connection with the construction of the initial and subsequent projects, Mr. Trabelsi will directly manage the entire construction of the subdivision to completion. Management believes that Mr. Trabelsi’s years of construction, contracting, and building experience make him an ideal officer and director of the Company.

Meetings of the Board of Directors

The Board of Directors met monthly during 2014, and all Directors attended all of the meetings of the Board.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors. However, because we intend to list our stock for trading on the OTC Bulletin Board or the OTC Markets, which do not require independent directors, we are not required to have independent directors. We anticipate appointing independent directors as required in the future.

Audit Committee

As of the date of this Report, we did not have a standing Audit Committee. We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC.  The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles.  The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control.  The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors , free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.  As of the date of this Report, we did not have an audit committee financial expert, in light of our size, although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

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

Nominating and Corporate Governance Committee

As of the date of this Report, we did not have a standing Nominating and Corporate Governance Committee. We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider  any  nominations  of  director  candidates  validly  made  by  stockholders,  and  review  and  consider  developments  in  corporate governance practices .

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The Company was formed in January 2013. No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out - of-pocket expenses incurred on behalf of the Company.

On January 15, 2015 the Company adopted the 2015 Stock Option and Restricted Stock Plan. In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 50,000,000 shares of our common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 50,000,000 newly issued shares of our common stock, options to purchase our common stock, or some combination thereof. If our Board of Directors decides to issue shares of common stock or options to purchase our common stock, the issuance of such securities would not affect the rights of the holders of our currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of our common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of March 17, 2014, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*

Common Stock	Nissim Trabelsi	45,800,000 Shares	22.90%
	1675 VFW Parkway Suite 189
	Chestnut Hill, MA 02467

Common Stock	Mazzal Trust	150,000,000 Shares	75.00%
	20 Burrage Rd,
	Newton, MA 02459

Officers and Directors as a Group (1 individual)**		45,800,000 Shares	22.90%

*The percent of class is based on 200,000,000 shares of common stock issued and outstanding as of March 17, 2015.

** Ms. Mazzal Ilooz, a prior director of the Company, resigned from the Board on February 27, 2014. On August 13, 2014, Harold Fisher resigned as the Chairman of the Company to pursue other interests

As noted above, on February 4, 2015, the Company effectuated a forward stock split at a ratio of ten new shares for each one existing share (10:1). The share totals given throughout this Annual Report reflect post-stock-split totals, i.e. fully reflecting the effect of the stock split.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RELATED PERSONS

As noted herein, the Company’s President, Founder, and sole promoter, Nissim Trabelsi, received 478,000 shares of the Company’s common stock in connection with his formation of the Company and for services provided to date.

Additionally, Mazzal Ilooz, a former officer and director of the Company, is the Trustee of the Mazzal Trust, the entity which sold the Property to the Company.

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

The Company is now a shareholder in Command Control Center Corp., a new development stage company of which Mr. Trabelsi is the Founder and Chief Executive Officer. Command Control Center Corp., plans to file an S-1 registration statement in the first quarter of 2015, and will offer a software platform that provides users the ability to consolidate the services provided by multiple other websites into one service accessible on the internet or through a desktop application. The software platform will offer the ability to streamline daily computer use by managing multiple contact lists, hosting a home page with a personal and professional business profile, and providing an interface to send, among other things, gifts, money, invoices, proposals, and invitations. Mazzal Holding Corp., owns 200,000,000 shares of Command Control Center Corp., common stock.

The Company is now a shareholder in King David Hotels Corp., a new development stage company of which Mr. Trabelsi is the Founder and Chief Executive Officer. King David Hotels Corp., plans to file an S-1 registration statement in the first quarter of 2015, will offer a luxury boutique hotel catering to the local Jewish community as well as Jewish tourists. In addition to its 160 rooms spanning 50,000 square feet and over three acres, the hotel will offer multiple commercial retail spaces, a large event room for rent, and a fine dining restaurant and grill, most notably. To further the experience that guests will receive at the hotel, there will also be a Synagogue and a supermarket in the building. Mazzal Holding Corp., owns 200,000,000 shares of King David Hotels Corp., common stock.

Other than these, to the Company’s knowledge, no Selling Stockholder has, or had, any material relationship with our officers or directors.

Director Independence

As of the date of this Report, we had no independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Bulletin Board or the OTC Markets, neither of which imposes standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on our review of the copies of the reports received by us and written representations from certain reporting persons, we note that all of our directors, executive officers, and greater than 10 percent shareholders filed all required reports during or with respect to the year ended December 31, 2014, on a timely basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dov Weinstein & Co. C.P.A. (Isr), an independent registered public accounting firm (“Weinstein”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by Weinstein for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $4,000 for the period ended December 31, 2014.

Audit Related Fees

There were no fees billed by Weinstein for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2014.

Tax Fees

There were no fees billed by Weinstein for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2014.

All Other Fees

There were no fees billed by Weinstein for other products and services for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

MAZZAL HOLDING CORP

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mazzal Holding Corp

We have audited the accompanying consolidated balance sheets of Mazzal Holding Corp (“the Company”) as of December 31, 2014 and 2013, the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2014 and for the period from January 23, 2013 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazzal Holding Corp as of December 31, 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2014, the Company has a working capital deficit and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

February 18, 2015

MAZZAL HOLDING CORP

CONSOLIDATED BALANCE SHEETS

as of

ASSETS	December 31 2014	December 31 2013
	$	$
Current assets:
Cash and cash equivalents	3,000	4
Prepaid expenses	300	-
Total current assets	3,300	4

Real estate assets, at cost:
Land held for development	1,525,000	1,524,000
Total real estate assets	1,525,000	1,524,000

Land deposit	25,000	-

TOTAL ASSETS	1,553,300	1,524,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdrafts	-	2,623
Accounts payable and accrued liabilities	17,929	6,500
Loan from related party	37,172	-

Total Liabilities	55,101	9,123

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 200,000,000 shares issued and outstanding at December 31, 2014 and 2013	20,000	20,000
Additional paid-in capital	1,522,200	1,522,200
Accumulated deficit	(44,001)	(27,319)

Total Stockholders’ Equity	1,498,199	1,514,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,553,300	1,524,004

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Period from January 23, 2013 (Inception) to
	December 31, 2014	December 31, 2013
	$	$

Revenue	-	-

Operating expenses:
General and administrative:-
Filing fees	-	458
Management fees	-	3,000
Other costs	2,249	7,661
Professional fees
Auditors fees	10,500	6,500
Legal fees	3,000	2,840
Setup costs	942	6,864

Total operating expenses	(16,691)	(27,323)

Loss from operations	(16,691)	(27,323)

Other income
Interest income	9	4

Net loss	(16,682)	(27,319)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	200,000,000	178,274,490

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

for the period of JANUARY 23, 2013 (INCEPTION) to DECEMBER 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$

Inception (January 23, 2013)	-	-	-	-	-

Common stock issued for cash at $0.00042 per share	47,800,000	4,780	15,420	-	20,200

Common stock issued for cash at $0.01 per share	2,200,000	220	21,780	-	22,000

Common stock issued at $0.01 per share, for acquisition of 175 Hart Street property	150,000,000	15,000	1,485,000	-	1,500,000

Loss for the period	-	-	-	(27,319)	(27,319)

Balance at December 31, 2013	200,000,000	20,000	1,522,200	(27,319)	1,514,881

Loss for the year	-	-	-	(16,682)	(27,319)

Balance at December 31, 2014	200,000,000	20,000	1,522,200	(44,001)	1,498,199

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Period from January 23, 2013 (Inception) to
	December 31, 2014	December 31, 2013
	$	$
Cash Flows from Operating Activities

Net loss	(16,682)	(27,319)

Changes in operating assets and liabilities:
	(300)	-
Accounts payable and accrued expenses	11,429	6,500

Net cash used in operating activities	(5,553)	(20,819)

Cash Flows from Investing Activities
Land deposit	(25,000)	-
Development and capital improvements	(1,000)	(24,000)
Net cash used in investing activities	(26,000)	(24,000)

Cash Flows from Financing Activities
Proceeds from overdraft facilities	(2,623)	2,623
Proceeds from issuance of common stock	-	42,200
Proceeds from loan from related party	37,172	-
Net cash provided by financing activities	34,549	44,823

Increase in cash and cash equivalents	2,996	4

Cash and cash equivalents at beginning of the period	4	-

Cash and cash equivalents at end of the period	3,000	4

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp (formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The business plan of the Company is the construction and management of multi-family home developments and the subsequent sale thereof.

On October 23, 2014 the Company incorporated two companies; King David Hotels Corp and Command Control Center Corp as wholley owned subsidiaries. The subsidiaries plan to establish a luxury boutique hotel catering to the local religious community and religious tourists in Boston and to create a multi-use software platform which can manage every aspect of a users online profile respectively.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2014, the Company has a working capital deficit of $51,801, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $44,001. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The Company is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2014, the Company had no potentially dilutive shares.

Segment Reporting

The Company reports as three operating segments with the Chief Executive Officer (“CEO”) acting as the Company’s chief operating decision maker. The Company defined three reportable segments as each segment is managed separately because they manufacture and distribute distinct products with different production processes.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1: Quoted prices in active markets for identical instruments;

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Share-Based Payments

ASC Topic 718, “Stock Compensation,” requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company recognizes compensation expense for the value of its awards on a straight-line basis over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon comparable companies in the industry in the absence of historical data of the Company. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on annual risk free rates yield rates of non-indexed linked U.S. Federal Reserve treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC Topic 505-50, “Equity Based Payments to Non Employees,” with respect to options issued to non-employees.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

NOTE 3 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

For the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 4 – LAND HELD FOR DEVELOPMENT

On March 13, 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust for the acquisition of land and buildings know as 171 Hart Street, Taunton, MA, 02780 for the purchase price of one hundred and fifty million shares of common stock in the Company.

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

NOTE 5 – LAND DEPOSIT

On June 18th, the Company deposited $25,000 into escrow, towards a standard purchase and sale agreement, signed on July 1, 2014, with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

NOTE 6 – LOAN FROM RELATED PARTY

	December 31	December 31
	2014	2013
	$	$

Loan from related party	37,172	-

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On January 13, 2013, the Company issued 47,800,000 shares of common stock to the director and officer of the Company at a price of $0.00042 per share for cash, for $20,200.

Between February 28, 2013, and March 13, 2013, the Company issued 2,200,000 shares to a total of 44 various individuals at a price of $0.01 per share for cash, for $22,000.

On March 13, 2013, the Company issued 150,000,000 shares of common stock at $0.01 each to The Mazzal Trust for the purchase of Land and Buildings as described in Note 4.

On March 24, 2014, the Board authorized a 10 new for 1 old forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On January 23, 2015, the Company increased its authorised shares of common stock to 500,000,000.

On January 26, 2015, the Board authorized a 10 new for 1 old forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

NOTE 8 – RELATED PARTY TRANSACTIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note.

The following entities have been identified as related parties :

Mr. Nissim Trabelsi - Director and stockholder

The Mazzal Living Trust - Common director/trustee and majority stockholder

King David Hotels Corp - Wholly owned subsidiary

Command Control Center Corp - Wholly owned subsidiary

	December 31	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	37,172	-

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended December 31, 2014 and 2013 was as follows (assuming a 15% effective tax rate):
	December 31	December 31
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,502	4,098
Change in valuation allowance	(2,502)	(4,098)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2014 and 2013 as follows:

Loss carry forwards	6,600	4,098
Less - Valuation allowance	(6,600)	(4,098)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014, the Company had approximately $44,001 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 20, 2014, the Company entered into an agreement with Securities Compliance Group (“SCG”). Under the agreement, SCG agreed to provide to each subsidiary, attorney services to assist the companies with their initial public offering. For the services to be rendered under the agreement, the subsidiaries are each required to pay $1,250 upon execution of the agreement; $2,500 upon filing of the S-1 registration statements; $1,250 upon the Securities and Exchange Commission declaring the S-1's effective; and $8,750 payable in each subsidiaries common stock, valued at 50% of the price stated in the Company's S-1 registration statement.

NOTE 11 – SEGMENT REPORTING

The Company operates in three segments: development and sale of multi-family homes, development and rental of a luxury boutique hotel for religious tourists and development and sale of a multi-use software platform. All segments are located in the Boston area.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they are distinct products with different development processes.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2014
	Multi-family homes	Hotel Accommodation	Software	Consolidated Total

Operating loss	(13,691)	(1,500)	(1,500)	(16,691)
Interest revenue	9	-	-	9

Real estate assets	1,525,000	-	-	1,525,000
Land deposit	25,000	-	-	25,000
Total assets	1,551,000	1,150	1,150	1,553,300

NOTE 12 – SUBSEQUENT EVENTS

2015 Stock Option Plan

On January 15, 2015, the Company adopted an Employee Stock Option Plan that is intended to attract and retain key employees of the Company and its subsidiaries by the grant of options and stock appreciation rights. This plan covers up to 50,000,000 shares of common stock. The exercise price of each option will not be less that the market price of the Company's stock on the date of grant and the maximum term of each option is ten years.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)

3.2	By laws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)

10.1	Standard Land Purchase and Sale Agreement with the Heathery Realty Trust dated July 1, 2014

31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

MAZZAL HOLDING CORP.:

By: /s/ Nissim Trabelsi

Nissim Trabelsi

President, CEO, CFO, Director

(Principal Executive Officer, Principal Financial Officer)

Date:  March 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 24, 2015	By: /s/ Nissim Trabelsi
Nissim Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)