Form 10-K/A
period 2014-12-31
MAZZAL HOLDING CORP.
filed 2015-03-31
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Audit Fees

The aggregate fees billed or to be billed by Weinstein for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $10,500 for the period ended December 31, 2014.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazzal Holding Corp as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

February 18, 2015

MAZZAL HOLDING CORP

CONSOLIDATED BALANCE SHEETS

as of

ASSETS	December 31 2014	December 31 2013
	$	$
Current assets:
Cash and cash equivalents	3,000	4
Prepaid expenses	300	-
Total current assets	3,300	4

Real estate assets, at cost:
Land held for development	1,525,000	1,524,000
Total real estate assets	1,525,000	1,524,000

Land deposit	25,000	-

TOTAL ASSETS	1,553,300	1,524,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdrafts	-	2,623
Accounts payable and accrued liabilities	17,929	6,500
Loan from related party	37,172	-

Total Liabilities	55,101	9,123

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 200,000,000 shares issued and outstanding at December 31, 2014 and 2013	20,000	20,000
Additional paid-in capital	1,522,200	1,522,200
Accumulated deficit	(44,001)	(27,319)

Total Stockholders’ Equity	1,498,199	1,514,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,553,300	1,524,004

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended	Period from January 23, 2013 (Inception) to
	December 31, 2014	December 31, 2013
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses:
- Filing fees	-	458
- Management fees	-	3,000
- Other costs	2,249	7,661
- Professional fees:-
Auditors fees	10,500	6,500
Legal fees	3,000	2,840
Setup costs	942	6,864

Total operating expenses	(16,691)	(27,323)

Loss from operations	(16,691)	(27,323)

Other income
Interest income	9	4

Net loss	(16,682)	(27,319)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	200,000,000	178,274,490

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

for the period of JANUARY 23, 2013 (INCEPTION) to DECEMBER 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$

Inception (January 23, 2013)	-	-	-	-	-

Common stock issued for cash at $0.00042 per share	47,800,000	4,780	15,420	-	20,200

Common stock issued for cash at $0.01 per share	2,200,000	220	21,780	-	22,000

Common stock issued at $0.01 per share, for acquisition of 175 Hart Street property	150,000,000	15,000	1,485,000	-	1,500,000

Loss for the period	-	-	-	(27,319)	(27,319)

Balance at December 31, 2013	200,000,000	20,000	1,522,200	(27,319)	1,514,881

Loss for the year	-	-	-	(16,682)	(16,682)

Balance at December 31, 2014	200,000,000	20,000	1,522,200	(44,001)	1,498,199

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Period from January 23, 2013 (Inception) to
	December 31, 2014	December 31, 2013
	$	$
Cash Flows from Operating Activities

Net loss	(16,682)	(27,319)

Changes in operating assets and liabilities:
	(300)	-
Accounts payable and accrued expenses	11,429	6,500

Net cash used in operating activities	(5,553)	(20,819)

Cash Flows from Investing Activities
Land deposit	(25,000)	-
Development and capital improvements	(1,000)	(24,000)
Net cash used in investing activities	(26,000)	(24,000)

Cash Flows from Financing Activities
Proceeds from overdraft facilities	(2,623)	2,623
Proceeds from issuance of common stock	-	42,200
Proceeds from loan from related party	37,172	-
Net cash provided by financing activities	34,549	44,823

Increase in cash and cash equivalents	2,996	4

Cash and cash equivalents at beginning of the period	4	-

Cash and cash equivalents at end of the period	3,000	4

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp (formerly Boston Investment and Development Corp.) and its wholly-owned subsidiaries (the “Company”), are Nevada corporations, incorporated under the laws of the State of Nevada. The business plan of the Company is the construction and management of multi-family home developments and the subsequent sale thereof.

On October 23, 2014 the Company incorporated two companies; King David Hotels Corp and Command Control Center Corp as wholly owned subsidiaries. The subsidiaries plan to establish a luxury boutique hotel catering to the local religious community and religious tourists in Boston and to create a multi-use software platform which can manage every aspect of a users online profile respectively.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These consolidated financial statements are presented in US dollars.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Principles of Consolidation.

These consolidated financial statements were prepared on a consolidated basis to include the accounts of Mazzal Holding Corp and its wholly owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following entities have been identified as related parties :

Mr. Nissim Trabelsi	- Common director and stockholder
The Mazzal Living Trust	- Common director/trustee and majority stockholder
King David Hotels Corp	- Wholly owned subsidiary
Command Control Center Corp	- Wholly owned subsidiary

	December 31	December 31
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	37,172	-

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

Date:  March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By: /s/ Nissim Trabelsi
Nissim Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)