Form 10-K/A
period 2014-12-31
MAZZAL HOLDING CORP.
filed 2015-03-31
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 is being filed for the purpose of providing revisions to the Audit Fees under Item 14, the Report of the Independent Registered Public Accounting Firm, the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements. Additionally, the Explanatory Note in Amendment No. 1, as well as the XBRL attachments were inadvertently omitted from the first amended filing, filed on March 31, 2015. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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