Form 10-Q
period 2015-03-31
MAZZAL HOLDING CORP.
filed 2015-05-28
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54732

(Commission file number)

MAZZAL HOLDING CORP

(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1625 VFW Parkway Boston, MA 02132	02132
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                 No     ☒

On May 28, 2015, 200,000,000 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

 MAZZAL HOLDING CORP

 MAZZAL HOLDING CORP

CONSOLIDATED BALANCE SHEETS

as of

ASSETS	March 31 2015	December 31 2014
	$	$
Current assets:	(unaudited)
Cash and cash equivalents	1,125	3,000
Prepaid expenses	-	300
Total current assets	1,125	3,300

Real estate assets, at cost:
Land held for development	1,525,000	1,525,000
Total real estate assets	1,525,000	1,525,000

Land deposit	25,000	25,000

TOTAL ASSETS	1,551,125	1,553,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	31,179	17,929
Loan from related party	36,372	37,172

Total Liabilities	67,551	55,101

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 200,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	20,000	20,000
Additional paid-in capital	1,522,200	1,522,200
Accumulated deficit	(58,626)	(44,001)

Total Stockholders’ Equity	1,483,574	1,498,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,551,125	1,553,300

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative:-
Other costs	375	-
Professional fees
Auditors’ fees	13,000	-
Legal fees	1,250	-

Total operating expenses	(14,625)	-

Net loss	(14,625)	-

Weighted-average number of common shares outstanding - basic and diluted	200,000,000	200,000,000

'Net loss per share - basic and diluted	-	-

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net loss	(14,625)	-

Changes in operating assets and liabilities:
Prepaid expenses	300	-
Accounts payable and accrued liabilities	13,250	(1,000)
Net cash used in operating activities	(1,075)	(1,000)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from overdraft facilities	-	(2,623)
Proceeds from loan from related party	(800)	3,623
Net cash (used)/provided by financing activities	(800)	1,000

Decrease in cash and cash equivalents	(1,875)	-

Cash and cash equivalents at beginning of the period	3,000	-

Cash and cash equivalents at end of the period	1,125	-

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the periods ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2015, the Company has a working capital deficit of $66,426, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $58,626. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2015, the Company had no potentially dilutive shares.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements will have a significant impact on our financial position, results of operations, or cash flow.

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

NOTE 5 – LOAN FROM RELATED PARTY

	March 31	December 31
	2015	2014
	$	$

Loan from related party	36,372	37,172

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated on consolidation and are not disclosed in this note.

The following entities have been identified as related parties :

Mr. Nissim Trabelsi - Director and stockholder

The Mazzal Living Trust - Common director/trustee and majority stockholder

King David Hotels Corp - Wholly owned subsidiary

Command Control Center Corp - Wholly owned subsidiary

	March 31	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	36,372	37,172

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2015 and 2014 was as follows (assuming a 15% effective tax rate):
	March 31	March 31
	2015	2014
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,194	-
Change in valuation allowance	(2,194)	-
Total deferred tax provision	-	-

	March 31	December 31
The Company had deferred income tax assets as of March 31, 2015 and December 31, 2014 as follows:	2015	2014
	$	$
Loss carry forwards	8,794	6,600
Less - Valuation allowance	(8,794)	(6,600)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2015, the Company had approximately $58,626 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SEGMENT REPORTING

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended March 31, 2015
	Multi-family homes	Hotel Accommodation	Software	Consolidated Total

Operating loss	(6,030)	(3,665)	(4,930)	(14,625)

Real estate assets	1,525,000	-	-	1,525,000
Land deposit	25,000	-	-	25,000
Total assets	1,550,070	35	1,020	1,551,125

NOTE 11 – SUBSEQUENT EVENTS

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

(b) General and Administrative Expenses

The Company had general and administrative expenses of $14,625 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2015, an increase of $14,625. The increase in general and administrative expenses were mainly due to the costs of being a public company.

The Company had general and administrative expenses of $58,639 for the period of January 23, 2013 (date of inception) through March 31, 2015.

(3) Net Loss

The Company had a net loss of $14,625 for the three months ended March 31, 2015, compared to a net loss of $0 for the three months ended March 31, 2014, an increase of $14,625. The increase in net loss is the result of operating as a public company.

The Company had a net loss of $58,626 for the period of January 23, 2013 (date of inception) through March 31, 2015.

Operating Activities

Net cash used by operating activities was $1,075 for the three months ended March 31, 2015 compared to net cash used in operating activities of $1,000 for the three months ended March 31, 2014, an increase of $75. The increase in general and administrative expenses were mainly due to the costs of being a public company.

The net cash used in operating activities was $27,447 for the period of January 23, 2013 (date of inception) through March 31, 2015.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2015 and $0 for the three months ended March 31, 2014, an increase of $0.

Net cash used in investing activities was $50,000 for the period of January 23, 2013 (date of inception) through March 31, 2015, relating to costs capitalized to property held under development and deposit paid towards the acquisition of vacant property, known as 1625 VFW Roxbury, MA.

Financing Activities

Net cash used by financing activities was $800 for the three months ended March 31, 2015 and $1,000 provided by financing activities for the three months ended March 31, 2014. A decrease of $1,200 due to the repayment of a related party loan.

Net cash provided in financing activities was $78,572 for the period of January 23, 2013 (date of inception) through March 31, 2015, which was mainly from issuance of common stock and proceeds from a related party loan.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $1,125 and total current liabilities of $67,551 resulting in a working capital deficit of $66,426. The cash and cash equivalents was $1,125 as of March 31, 2015 and $4 as of March 31, 2014.

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

Date:            May 28, 2015

Exhibit 31.1

Certification of the Chief Executive Officer/Chief

Financial Officer pursuant to

Rule 13a-14(a) or Rule 15d-14(a)

I, Nissim Trabelsi, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Mazzal Holding Corp;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 28, 2015	By: /s/ Nissim Trabelsi
Nissim Trabelsi
Chief Executive Officer, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Mazzal Holding Corp (the “Company”) for the quarter ending March 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Nissim Trabelsi, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 28, 2015	By: /s/ Nissim Trabelsi
Nissim Trabelsi
Chief Executive Officer, Chief Financial Officer

This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.