Form 10-Q
period 2015-06-30
MAZZAL HOLDING CORP.
filed 2015-09-18
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☐                 No    ☒

On June 30, 2015, 200,000,000 shares of the registrant's common stock were outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

MAZZAL HOLDING CORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS:

Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	F-2

Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2014 and the five months ended June 30, 2013, and for the period from January 23, 2013 (date of inception) to June 30, 2014 (unaudited)	F-4

Notes to Unaudited Interim Financial Statements	F-5

MAZZAL HOLDING CORP

CONSOLIDATED BALANCE SHEETS

as of

	June 30 2015	December 31 2014
	$	$
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	25,548	3,000
Prepaid expenses	800	300
Total current assets	26,348	3,300

Real estate assets, at cost:
Land held for development	1,525,000	1,525,000
Land for sale	800,000
Total real estate assets	2,325,000	1,525,000

Land deposit	25,000	25,000

TOTAL ASSETS	2,376,348	1,553,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	27,429	17,929
Accrued expenses	800
Loan from related party	452,022	37,172
Total current liabilities	480,251	55,101

Long-term liabilities:
Bank loans	385,000	-
	385,000	-

Total liabilities	865,251

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 200,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	20,000	20,000
Additional paid-in capital	1,522,200	1,522,200
Accumulated deficit	(31,103)	(44,001)

Total Stockholders’ Equity	1,511,097	1,498,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,376,348	1,533,300

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	25,900	-	25,900	-

Operating expenses:
General and administrative:-
Other costs	154	1,029	529	1,029
Professional fees
- Auditors fees	2,000	1,500	15,000	1,500
- Legal fees		500	1,250	500
Repairs and maintenance	823	242	823	242

Total operating expenses	(2,977)	(3,271)	(17,602)	(3,271)

Loss from operations	22,923	(3,268)	8,298	(3,268)

Other income
Interest income		3		3

Net Profit \ (loss)	22,923	(3,268)	8,298	(3,268)

Net profit\ (loss) per common share - basic and diluted:

Net profit\ (loss) per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net income	8,298	(3,268)

Changes in operating assets and liabilities
Prepaid expenses	(500)	-
Accounts payable and accrued expenses	10,300	500
Dissolve subsidiary	4,600	-
Net cash (used) provided by operating activities	22,698	(2,768)

Cash Flows from Investing Activities
Land deposit	-	(25,000)
Development and capital improvements	-	(1,000)
Accquisition of assets	(800,000)	-
Net cash used in investing activities	(800,000)	(26,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from bank overdrafts	-	(2,623)
Loan from banks	385,000	-
Loan from related party	414850	34,621
Net cash provided by financing activities	799,850	31,998

Increase in cash and cash equivalents	22,548	3,230

Cash and cash equivalents at beginning of the period	3,000	4

Cash and cash equivalents at end of the period	25,548	3,234

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the periods ended June 30, 2015, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at July 30, 2015, the Company has a working capital deficit of $38,903 insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $31,103. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2015, the Company had no potentially dilutive shares.

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

Fair Value Measurements

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

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

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

NOTE 4 – LAND HELD FOR SALE

On February 18, 2015, the Company entered into a standard Land Purchase and Sale Agreement with the Lane Valuation group for the acquisition of land known as 1625 VFW Parkway, West Roxbury, Suffolk County , MA, for the purchase price of eight hundred thousand US $.

NOTE 5 – LAND DEPOSIT

On June 18th, the Company deposited $25,000 into escrow, towards a standard purchase and sale agreement, signed on July 1, 2014, with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

NOTE 6 – LOAN FROM RELATED PARTY

	June 30	December
	2015	2014
	$	$
	(unaudited)

Loan from related party	37,022	37,172

The above loan is unsecured, bears no interest and is repayable on demand.

NOTE 7 – STOCKHOLDER’S EQUITY

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Mr. Nissim Trabelsi	- Director and greater than 10% stockholder

	June 30	December
	2015	2014
	$	$
	(unaudited)
Balance sheets:
Loan from related party	37,022	37,172

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	June 30	December
	2015	2014
	$	$
	(unaudited)

Current Tax Provision
Federal-
Taxable income
Total current tax provision	8,298	-
	8,298	-
Deferred Tax Provision
Federal-
Loss carry forwards	(1,245)	2,502
Change in valuation allowance	1,245	(2,502)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	June 30	December
	2015	2014
	$	$
	(unaudited)

Loss carry forwards	4,665	6,600
Less - Valuation allowance	(4,665)	(6,600)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2015 and December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2015, the Company had approximately $31,103 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 20, 2014, the Company launched new IPO Command Control Center Corp a subsidiary, of Mazzal Holding Corp, Today the company will file the Second comments questions requested by Securities and Exchange Commission. Mazzal Holding Corp, is 100% stockholder of command control center software division www.mzzl.us the Securities and Exchange Commission Will declare the S-1's effective; of the price stated in the Company's S-1 registration statement.

NOTE 11 – RECENT ACCOUNTING STANDARDS UPDATES

Command Control Center Corp, also include Real estate as of today valued at $800,000 for future expansion

NOTE 12 – SUBSEQUENT EVENTS

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

Results of Operations.

(a) Revenue:

The Company has earned revenues of $ 25,000

(b) General and Administrative Expenses

The Company had general and administrative expenses of $27,429 for the three months ended June 30, 2015

(c) Net Profit

$22,923

General note: Company now change financial status form losing (3,268) last quarter into net profit of $22,923 on the2nd quarter.

Liquidity and Capital Resources

As of Friday, September 18, 2015, the Company had total current assets of

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,376,348

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

MAZZAL HOLDING CORP

By:	/s/ Nissim S, Trabelsi

Nissim S, Trabelsi

President, CEO, CFO, Director

(Principal Executive Officer, Principal Financial Officer)

Date:	September 18, 2015

