Form 10-Q
period 2015-09-30
MAZZAL HOLDING CORP.
filed 2015-12-11
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[_] Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

On November 30, 2015, 210,000,000 shares of the registrant's common stock were outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

MAZZAL HOLDING CORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS:

Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	F-1

Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and the 2014 (unaudited)	F-3

Notes to Consolidated Unaudited Interim Financial Statements	F-4

2

MAZZAL HOLDING CORP

CONSOLIDATED BALANCE SHEETS

as of

	September 30 2015	December 31 2014
	$	$
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	1,258	3,000
Prepaid expenses	100,000	300
Total current assets	101,258	3,300

Real estate assets, at cost:
Land held for development	1,525,000	1,525,000
Land for sale	800,000	—
Total real estate assets	2,325,000	1,525,000

Land deposit	25,000	25,000

TOTAL ASSETS	2,451,258	1,553,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	20,500	17,929
Accrued expenses	4,000	—
Loan from related party	427,822	37,172
Total current liabilities	452,322	55,101

Long-term liabilities:
Bank loans	385,000	—
	385,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 210,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	21,000	20,000
Additional paid-in capital	1,621,200	1,522,200
Accumulated deficit	(28,264)	(44,001)

Total Stockholders’ Equity	1,613,936	1,498,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,451,258	1,553,300

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	—	—	25,900	—

Operating expenses:
General and administrative:-
Other costs	90	1,220	919	2,249
Professional fees
- Auditors fees	(2,929)	1,500	8,571	3,000
- Legal fees	—	—	1,250	500
Repairs and maintenance	—	200	823	442

Total operating expenses	2,839	(2,920)	(11,563)	(6,191)

Loss from operations	2,839	(2,920)	14,337	(6,191)

Other income
Interest income	—	6	—	9

Net Profit \ (loss)	2,839	(2,914)	14,337	(6,182)

Net profit\ (loss) per common share - basic and diluted:

Net profit\(loss) per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
	$	$
Cash Flows from Operating Activities

Net income	14,337	(6,182)

Changes in operating assets and liabilities
Prepaid expenses	(99,700)	—
Accounts payable and accrued expenses	6,571	1,429
Dissolve subsidiary	1,400	—
Net cash (used) provided by operating activities	(77,392)	(4,753)

Cash Flows from Investing Activities
Land deposit	—	(25,000)
Development and capital improvements	—	(1,000)
Acquisition of assets	(800,000)	—
Net cash used in investing activities	(800,000)	(26,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000	—
Proceeds from bank overdrafts	—	(2,623)
Loan from banks	385,000	—
Loan from related party	390,650	35,783
Net cash provided by financing activities	875,650	33,160

Increase in cash and cash equivalents	(1,742)	2,407

Cash and cash equivalents at beginning of the period	3,000	4

Cash and cash equivalents at end of the period	1,258	2,411

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises.” As of September 30, 2015, the Company was devoting substantially all of its efforts to development of business plans. The business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2015, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the periods ended September 30, 2015, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has a working capital deficit of $351,064, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $28,264. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

NOTE 4 – LAND HELD FOR SALE

On February 18, 2015, the Company entered into a standard Land Purchase and Sale Agreement with the Lane Valuation group for the acquisition of land known as 1625 VFW Parkway, West Roxbury, Suffolk County, MA, for the purchase price of eight hundred thousand dollars (US$800,000). Subsequently, on May 13, 2015,this parcel of property was transferred to Command Control Center Corp, for future development and expansion.

NOTE 5 – LAND DEPOSIT

On June 18, 2014,the Company deposited $25,000 into escrow, towards a standard purchase and sale agreement, signed on July 1, 2014, with the Heather Realty Trust, for the purchase of vacant land more fully described as Lots 21 and 25, better known as 1625 VFW Parkway, West Roxbury, MA 02132 for a purchase price of $800,000.

NOTE 6 – LOAN FROM RELATED PARTY

	September 30	December
	2015	2014
	$	$
	(unaudited)

Loan from related party	427,822	37,172

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

On January 23, 2015, the Company increased its authorized shares of common stock to 500,000,000.

On January 26, 2015, the Board authorized a 10 new for 1 old forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On June 22, 2015, the Company issued 10,000,000 shares of common stock at a price $0.01 per share to Mr. Shawn Telsi. The stock were issued for services Mr. Shawn will give to the company in the future.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Mr. Nissim Trabelsi - Director and greater than 10% stockholder

	September 30	December
	2015	2014
	$	$
	(unaudited)
Balance sheets:
Loan from related party	427,822	37,172

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	September 30	December
	2015	2014
	$	$
	(unaudited)

Current Tax Provision
Federal-
Taxable income	2,151	—
Total current tax provision	2,151	—

Deferred Tax Provision
Federal-
Loss carry forwards	(2,151)	2,502
Change in valuation allowance	2,151	(2,502)
Total deferred tax provision	—	—

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	September 30	December
	2015	2014
	$	$
	(unaudited)

Loss carry forwards	4,239	6,600
Less - Valuation allowance	(4,239)	(6,600)
	—	—

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

NOTE 12 – SUBSEQUENT EVENTS

Global ITS Transaction

Share Exchange Agreement

On October 26, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Global ITS, Inc., a Wyoming corporation (“Global”), and the shareholders of Global, pursuant to which we exchanged 120,000,000 of our common shares (the “Company Shares”) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the “Share Exchange”). The transaction was reported in, and the Agreement was filed as an exhibit to, a Current Report filed with the SEC on October 27, 2015.

Change in Control Transaction

On November 19, 2015, Mr. Trabelsi, the Company’s President and CEO, entered into a binding term sheet (the “Term Sheet”) to sell 100% of his shares of the Company’s common stock to Peter Peterson or entities designated by him for an aggregate purchase price of $500,000, minus certain expenses to be paid prior to closing. Additionally, the Mazzal Trust (the “Trust”), the Company’s largest shareholder, agreed to return to the Company 150,000,000 shares of the Company’s common stock, in exchange for which the Company will transfer all right, title, and interests in and to the Company’s real property located in Taunton, Massachusetts (the “Taunton Property”), to the Trust.

Pursuant to the Term Sheet, the Company is required to file its Quarterly Report for the period ended September 30, 2015. As of the date of this Quarterly Report, the sale of Mr. Trabelsi’s shares and the purchase of the Taunton Property by the Trust had not closed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

(a) Revenue:

The Company has earned revenues of $ 25,900.

(b) General and Administrative Expenses

The Company had general and administrative expenses of $20,500 for the three months ended September 30, 2015.

(c) Net Profit

The Company had a net profit of $2,839 for the three months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, the Company had total current assets of $2,325,000.

Overview

As of September 30, 2015, we were a development stage company and have not started operations or generated or realized any revenues from our business operations. Subsequent to September 30, 2015, as noted below, On October 26, 2015, the Company acquired 100% of the outstanding stock of Global ITS, Inc., a Wyoming corporation. Additionally, on November 19, 2015, the Company’s President and CEO, Nissim Trabelsi, and the majority stockholder of the Company, The Mazzal Trust, entered into a binding term sheet to sell their shares of the Company’s common stock to a third party. Both events are described in more detail below.

Recent Developments

Global ITS Transaction

Share Exchange Agreement

On October 26, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Global ITS, Inc., a Wyoming corporation (“Global”), and the shareholders of Global, pursuant to which we exchanged 120,000,000 of our common shares (the “Company Shares”) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the “Share Exchange”). The transaction was reported in, and the Agreement was filed as an exhibit to, a Current Report filed with the SEC on October 27, 2015.

Change in Control Transaction

On November 19, 2015, Mr. Trabelsi, the Company’s President and CEO, entered into a binding term sheet (the “Term Sheet”) to sell 100% of his shares of the Company’s common stock to Peter Peterson or entities designated by him for an aggregate purchase price of $500,000, minus certain expenses to be paid prior to closing. Additionally, the Mazzal Trust (the “Trust”), the Company’s largest shareholder, agreed to return to the Company 150,000,000 shares of the Company’s common stock, in exchange for which the Company will transfer all right, title, and interests in and to the Company’s real property located in Taunton, Massachusetts (the “Taunton Property”), to the Trust.

Pursuant to the Term Sheet, the Company is required to file its Quarterly Report for the period ended September 30, 2015. As of the date of this Quarterly Report, the sale of Mr. Trabelsi’s shares and the purchase of the Taunton Property by the Trust had not closed.

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

As of September 30, 2015, we needed to raise cash to implement our business plan. The amount of funds which the Company needed to raise that management believed would allow us to implement our business strategy was approximately $800,000.

The Company was incorporated on January 23, 2013, under the laws of the State of Nevada.  The Company is a startup and has realized only minimal revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to affiliates of the Company.

As of September 30, 2015, management believed that generating revenues in the next six to twelve months was important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Subsequent to September 30, 2015, the Company entered into the Global ITS transaction, and the Company’s two largest shareholders agreed to sell or return their shares to the Company in connection with the Term Sheet. The Company’s management anticipates that the Company’s operations will change significantly upon the closing of the sale of Mr. Trabelsi’s shares and the sale of the Taunton Property to the Trust.

Plan of Operation

As noted above, subsequent to September 30, 2015, the Company entered into the Global ITS transaction, and the Company’s two largest shareholders agreed to sell or return their shares to the Company in connection with the Term Sheet. The Company’s management anticipates that the Company’s operations will change significantly upon the closing of the sale of Mr. Trabelsi’s shares and the sale of the Taunton Property to the Trust.

The Company anticipates that upon the closing of the sale of Mr. Trabelsi’s shares and the sale of the Taunton Property to the Trust, new officers and directors will be elected and appointed, and that the Company’s strategic focus and business plan will change from real property development to the operations of Global and other entities the Company may acquire. The Company’s management will assess the Company’s capital needs and will provide additional information relating to the Company’s planned operations going forward.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

MAZZAL HOLDING CORP

By:	/s/ Nissim S, Trabelsi
Nissim S, Trabelsi
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date:	December 9, 2015

