Form 10-K
period 2015-12-31
MAZZAL HOLDING CORP.
filed 2016-04-18
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55152

MAZZAL HOLDING CORP.
(Exact Name of Registrant As Specified In Its Charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	IRS I.D.

6102 MacDill Avenue, Suite G Tampa, Florida 33611
(Address of principal executive offices) (813) 902 9000 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☒

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer , a non-accelerated filer , or a smaller reporting company . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $168,000. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

On April 18, 2016, 180,050,000 shares of the registrant's common stock were outstanding.  (On February 4, 2015, Mazzal Holding Corp. filed an amendment to its Articles of Incorporation (as amended to date) to effectuate a 10-for-1 share forward stock split.  All share totals listed in this Annual Report are given as post-stock-split totals, i.e. fully reflecting the effect of the stock split.)

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

General

Prior Business and Operations

Mazzal Holding Corp. (formerly Boston Investment and Development Corp), was formed in the state of Nevada on January 23, 2013. We were founded by Nissim Trabelsi, who, until February 2016, was the beneficial owner of a majority of our common stock.

The business and purpose of the Company previously was to purchase approved multi-family land, and then develop and build on said land for a profit.

On March 31 , 2013, the Company entered into a Standard Land Purchase and Sale Agreement (the “Purchase Agreement”) with the Mazzal Trust, pursuant to which the Company purchased property (the “Taunton Property”) consisting of “the land and all buildings thereon known as 171 Hart St ., Taunton MA 02780 .” The Taunton Property consists of approximately 25 acres. The Taunton Property is located in the Green Pines Townhomes subdivision, and the subdivision is managed by the Green Pines Townhomes Condominium Trust. (The manager of the Green Pines Townhomes Condominium Trust is Green Pines, LLC, a shareholder of the Company, the manager of which is Marty Trabelsi, the brother of Nissim Trabelsi, the Company’s President.) The purchase price for the Taunton Property was 1,500,000 shares of the Company’s common stock. On May 29, 2013, the purchase of the Taunton Property closed, and the seller delivered the deed, and the Company issued the shares.

Command Control Center Corp.

On October 23, 2014, the Company created a subsidiary company, Command Control Center Corp. (“Command Control”), and filed articles of incorporation for Command Control in the state of Nevada. Mr. Trabelsi served as the sole officer (CEO) and director of Command Control. From inception, Command Control worked to create a business plan that would meet the needs of the current online market. To help establish the new business, Mr. Trabelsi sought to prepare for development of a software platform and launch multiple marketing and advertising campaigns.

Additionally, on May 13, 2015, real property with a cost of approximately $800,000 was conveyed to Command Control for future development and expansion.  Command Control planned to develop a hotel project on the property (the “Hotel Property”), but subsequently sold the Hotel Property, as discussed more below.  The land was acquired with bank debt of $385,000 and a loan from a related party of $415,000.

Global ITS Transaction

On October 26, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global ITS, Inc.. (“Global”), a development stage company and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of its common shares (the “Company Shares”) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the “Share Exchange”).

Pursuant to the Agreement, the Company became the sole shareholder of Global, and became obligated to issue 120,000,000 shares of the Company’s common stock.  Global, a privately held Wyoming development stage corporation, is focused on marketing energy efficiency (“EE”) and commercial security (“CS”) products.  Its wholly owned subsidiary, Znergy, Inc., a Florida corporation (“Znergy”), is focused on financing EE and CS projects for Global’s customers and for third party projects.

Global intends to grow organically by selling EE and CS products to municipal and state governments, universities and colleges, K-12 schools, and hospitals (the “MUSH” market).  Strained government budgets have convinced state and local governments across the United States to embrace a new form of performance-based investments in energy efficiency offered by energy services companies, or ESCOs.  An ESCO provides energy-efficiency-related and other value-added services and for which performance contracting is a core part of its energy-efficiency services business. In a performance contract, the ESCO guarantees energy or financial savings for the project, which means ESCOs only make money if the project performs as promised.  The total energy management services market – which includes ESCOs – will approach $50 billion by 2017, according to a new research report by Verify Markets.

Znergy increases the Company’s competitive position by providing funding for EE projects in amounts ranging from $500,000 up to $50 million.

In addition, the Company will look for accretive acquisitions in the diverse and fragmented EE marketplace.

Recent Developments

Change in Control Transaction

On November 19, 2015, Mr. Trabelsi, who was serving at the time as the Company’s President and CEO, entered into a binding term sheet (the “Term Sheet”) to sell 100% of his shares of the Company’s common stock to Peter Peterson or entities designated by him for an aggregate purchase price of $500,000, minus certain expenses to be paid prior to closing. Additionally, the Mazzal Trust (the “Trust”), the Company’s largest shareholder, agreed to return to the Company 150,000,000 shares of the Company’s common stock, in exchange for which the Company will transfer all right, title, and interests in and to the Company’s real property located in Taunton, Massachusetts (the “Taunton Property”), to the Trust.

Subsequently, on February 9, 2016, following additional negotiations between the parties, the Company, Mr. Trabelsi; Shawn Telsi (a significant shareholder); the Mazzal Living Trust, the majority shareholder of the Company (the “Trust”); and B2 Opportunity Fund, LLC, a Nevada limited liability company (“B2”), entered into an Amended Master Stock Purchase Agreement (the “Master Agreement”).

Pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi each agreed to sell 100% of the shares of the Company’s common stock owned by them to B2 or its designees. Mr. Trabelsi sold 45,800,000 shares of the Company’s common stock, and Mr. Telsi sold 9,500,000 shares of the Company’s common stock. The aggregate purchase price paid for the 55,300,000 shares was Three Hundred Fifteen Thousand Dollars ($315,000).

Sale of Real Property

In connection with the Master Agreement, the Company agreed to sell to the Trust, and the Trust agreed to purchase from the Company, real property which the Trust had previously sold to the Company, described above as the Taunton Property. Additionally the Company’s subsidiary, Command Control, sold the Hotel Property (collectively with the Taunton Property, the “Property”).  As consideration for the purchase of the Property, the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust, while retaining 50,000 of the shares.

In connection with the execution of the Master Agreement, the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

The foregoing description of the Master Agreement is qualified in its entirety with reference to the entire agreement, which was been filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016.

New Director; New Officer; Resignation of Mr. Trabelsi

In connection with his sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company and to the Board of Directors of Command Control Center Corp. (“CCC”), the Company’s wholly owned subsidiary.  Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of both the Company and of CCC.   Following Mr. Trabelsi’s appointment of Mr. Floyd to the boards of directors and as an officer of the Company and CCC, Mr. Trabelsi resigned from all positions with the Company and with CCC, effective immediately.  Mr. Floyd, as the Company’s remaining director, accepted the resignations.

There were no disagreements or disputes between Mr. Trabelsi and the Company or the Board of Directors.

A copy of Mr. Trabelsi’s notice of resignation was included as an exhibit to the Company’s Current Report filed on February 12, 2016.  The Company provided to Mr. Trabelsi a copy of the Current Report for his review prior to filing.

Change in Control

In connection with the Master Agreement and the cancellation of the Trust’s shares in connection with the sale of the Property, a change of control of the Company occurred.

As noted above, in October 2015, the Company entered into a Share Exchange Agreement with Global and the shareholders of Global ITS, pursuant to which the Company acquired all of the outstanding shares of Global ITS. The Global ITS shareholders tendered their shares of Global ITS common stock in exchange for which the Company has a contractual obligation to issue 120,000,000 shares of its Common Stock to the shareholders of Global ITS.  Following their issuance, the 120,000,000 shares represented in the aggregate approximately 36% of the issued and outstanding shares of the Company.

Immediately prior to the execution of the Master Agreement, the Company had 330,000,000 common shares issued and outstanding. Mr. Trabelsi, through his personal ownership and as Trustee of the Trust, beneficially owned approximately 60% of the outstanding shares.

As noted above, in connection with the Master Agreement discussed above, Mr. Trabelsi sold his shares of common stock to B2 or its designees, and the Trust agreed to purchase the Properties from the Company in exchange for 149,950,000 shares of the Company’s common stock, which were canceled by the Company following the closing of the transaction.  As such, following the closing of the Master Agreement, the Company had 180,050,000 shares issued and outstanding.  As of the date of this Report, to our knowledge, Mr. Trabelsi owned indirectly, through the Trust, 50,000 shares of the Company’s common stock.

The Global ITS holders, as a group, hold shares representing approximately 67% of the total issued and outstanding shares. B2’s designee, Lone Cypress LLC, owns shares representing approximately 25% of the outstanding common stock.

As such, a change of control of the Company occurred in connection with the execution of the Master Agreement and the cancellation of the Trust’s shares.  As noted, the Global ITS shareholders tendered their shares of Global ITS common stock in exchange for the shares of the Company’s common stock.

Global ITS has approximately 50 shareholders, including Lone Cypress, LLC. Following the distribution of Company’s shares to the Global ITS shareholders, none of the former Global ITS shareholders owned 10% or more of the Company’s shares other than Lone Cypress, which received an aggregate of 41,137,120, which was equal to approximately 23% of the total outstanding shares of the Company.

Financing Strategy

The Company anticipates that it will finance its operations, at least initially, through the sale of its shares of common stock, which will result in dilution to the current owners of our shares of common stock, and through future business acquisitions. There can be no guarantee, however, that should we embark upon a strategy to sell our equity securities that such offering will be successful in providing the Company with sufficient capital to implement its business plan.

Competition

The clean-tech industry is highly competitive.  The energy efficiency segment for small commercial businesses is also highly competitive.  The Company competes with various types and sizes of companies ranging from local and national service providers.

The efficient lighting market, which is part of the clean-tech industry served by the Company is also highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers.  Competition is based on numerous factors, including features and benefits, brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price.  The Company’s largest competitors in the North American lighting market include the lighting divisions of Acuity Brands, Koninklijke Philips N.V., Eaton Corporation, Hubbell Incorporated, Schneider Electric, Cree, Inc., and General Electric Company.  The Company estimates that the largest publicly traded manufacturers, which participate in varying degrees in the North American lighting market, have over half of the total market share.  In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.

Employees

As of the date of this Annual Report, we had one employee.  The Company is currently in the development stage.  During the development stage, we plan to rely substantially on the services of Mr. Floyd, our President, CEO, and CFO, to set up our business operations.

Employment Agreements

There are currently no employment agreements with management.

Board Committees

The Company has not yet implemented any board committees as of the date of this Report.

Directors

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director. Although the Company anticipates appointing additional directors, as of the date of this Annual Report, it had not identified any such persons.

As of the date of this Annual Report, we had one director: Christopher J. Floyd.

Director Compensation

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES

Following the sale of the Taunton Property and the Hotel Property to the Trust, described above, as of the date of this Report, the Company owned no real property.

Company Offices

As of the date of this Report, the Company was using office space located at 6102 MacDill Avenue, Suite G, Tampa, Florida 33611 on a month to month basis.  The Company’s management believes that the current office space is sufficient enough for the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is only a very limited established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

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

As of April 18, 2016:

1.	There were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company; and

2.	There were 180,050,000 shares of the Company’s common stock held by approximately 47 shareholders of record.

As of the date of this Annual Report, the Company was not classified as a “shell company” under Rule 405 of the Securities Act, and to the knowledge of the management of the Company, the Company has never been a shell company.  As such, all restricted securities presently held by the founder and other officers or directors of the Company may be resold in reliance on Rule 144, once all requirements set forth in that Rule have been met.

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

Holders

As of the date of this Report, we had approximately 47 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2015 Mazzal Holding Corp. adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of our common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 45,000,000 newly issued shares of our common stock, options to purchase our common stock, or some combination thereof. If our Board of Directors decides to issue shares of common stock or options to purchase our common stock, the issuance of such securities would not affect the rights of the holders of our currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of our common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

Finally, to accommodate the future issuance of our Common Stock pursuant to the terms and conditions of the Plan, the Voting Stockholders approved a resolution amending our Articles of Incorporation to issue up to 500,000,000 shares of our Common Stock from its previous total of 20,000,000.

As of the date of this Report, the Company had issued 10,000,000 shares under the Plan.

Recent Sales of Unregistered Securities

As noted above, on October 26, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global ITS, Inc.. (“Global”), and the shareholders of Global, pursuant to which the Company issued 120,000,000 of its common shares (the “Company Shares”) in exchange for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the “Share Exchange”).

The Company’s issuance of the Company Shares in connection with the Share Exchange was made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

We have one officer, Christopher Floyd, who is our President and only Director. He is responsible for our managerial and organizational structure, which includes preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. With these controls implemented, Mr. Floyd, together with any other executive officers in place at that time, is responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of implementing and updating the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

We must raise cash to implement our business plan. The minimum amount of funds which the Company will need to raise that we feel will allow us to implement our business strategy is approximately $200,000.  We feel if we cannot raise at least $200,000, the Company will not be able to accelerate the implementation of its business strategy and will be seriously curtailed. We will need to raise the funds through private offerings of our securities or through other means.

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

Our management does not anticipate the need to hire additional full or part- time employees over the next six months, as the services provided by our officer and director and others appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  Our management's responsibilities are mainly administrative at this early stage.  While we believe that the addition of employees is not required over the next six months, the professionals we plan to utilize will be considered independent sub - contractors. We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur research and development costs. We do not have any off-balance sheet arrangements.

We currently do not own any significant plants or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

The Company is focused on partnering with and acquiring energy efficiency companies.  The Company’s anticipated plan of operation is to (1) seek out the best current and incipient solutions in the Energy Efficiency marketplace and become a reseller of those solutions, (2) develop our own solutions for the marketplace, and (3) seek to acquire other businesses in the market whose acquisition makes strategic sense and is accretive to earnings.

The Company continues to expand its solutions portfolio for both indoor and outdoor applications in an effort to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid.

In order to execute this plan, the Company expects to engage as consultants or contractors a full time head of sales and two sales directors.  Our initial focus will be on energy efficient lighting.  Management anticipates that the Company will need to raise between $200,000 and $500,000 to execute its plan.

The Company’s ability to commence operations is entirely dependent upon its ability to raise additional capital, most likely through the sale of additional shares of the Company’s common stock or other securities.  There can be no guarantee that the Company will be able raise additional capital on terms that are acceptable to the Company, or at all.

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

Forward Looking Statements.

Information in this Annual Report on Form 10-K contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933 , as amended , and Rule 3b-6 of the Securities Act of 1934 , as amended . When used in this Form 10-K , the words “expects,” “anticipates,” “believes,” “plans,” “forecasts, ” “projects,” “intends,” “strategy,” “may,” “will,” “will likely result,” and similar expressions are intended to identify forward-looking statements . These are statements that relate to future periods and include, but are not limited to , statements regarding the adequacy of cash , expectations regarding net losses and cash flow, statements regarding growth , the need for future financing , dependence on personnel , and operating expenses.

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

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60,“Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) real estate assets; (c) impairment long lived assets; and (d) share based payments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

We believe that no other recently issued or proposed accounting standards will have a material effect on our financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the years ended December 31, 2015 and 2014, are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 9, 2016, the Company’s Board of Directors approved the Company’s dismissal of Weinstein & Co. (“Weinstein”) as independent auditors for the Company and its subsidiaries.

Weinstein’s reports on the Company’s financial statements for the fiscal years ending December 31, 2014 and 2013, and through the date of dismissal did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  Weinstein’s reports for the years ended December 31, 2014 and 2013, were modified to include an emphasis regarding uncertainty about the Company’s ability to continue as a going concern.

There have been no disagreements with Weinstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinstein, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  None of the events described in Item 304(a)(1)(v) of Regulation S-K has occurred with respect to Weinstein.

The Company provided to Weinstein the disclosure contained in the Form 8-K and requested Weinstein to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree.  A letter from Weinstein was attached as Exhibit 16.1 to the Form 8-K and incorporated herein by reference.

On March 9, 2016, the Board of Directors approved the Company’s engagement of Frazier & Deeter, LLC (“F&D”) as independent auditors for the Company and its subsidiaries.  The Company engaged F&D on March 9, 2016.

Neither the Company nor anyone on its behalf during its two most recent fiscal years or during any subsequent interim period prior to F&D’s appointment as the Company’s independent registered public accounting firm consulted F&D regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our principal financial officer, who is the same person, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. Our board of directors has one member. We do not have a formal audit committee and there is a lack of segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2016.

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

Background of Directors, Executive Officers

Christopher J. Floyd, CEO, CFO, Director
Mr. Floyd has wide-ranging experience in public company reporting, fundraising, and transactions.  He is currently the managing member for B2 Capital Partners, LLC, a boutique advisory and consulting firm.  From 2011 until the present he has been an independent consultant for public and private companies.  In 2010, Mr. Floyd was a turnaround specialist and CFO for Blackhawk Healthcare, LLC, in Austin, Texas, a $80 million revenue multi-hospital group.  He successfully implementing a plan that restored the group to profitability and resulted in a sale of the business.  From 2006 through 2009, Mr. Floyd was an independent consultant and acting CFO for a number of technology and healthcare companies.  Previously, Mr. Floyd worked for Ernst & Young in Berlin, Germany, performing audit and privatization engagements.  He received his Master of Business Administration from the Wharton School of the University of Pennsylvania in 1991 and his Bachelor of Science in Electrical Engineering from the University of South Florida, 1986.

Meetings of the Board of Directors

As noted above, the Company’s prior officer and director resigned in February 2016 and new board member replaced him.

The Board of Directors and Committees

As of the date of this Report, we had no independent directors. However, because we intend to list our stock for trading on the OTC Markets, which do not require independent directors, we are not required to have independent directors. We anticipate appointing independent directors as required in the future.

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

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2016.

Corporate Governance

As of the date of this Annual Report, we had one director and one officers. Once the Company is able to increase its number of directors and executive officers, the Company intends to approve an Internal Control Manual so that management has an organizational guide for the purpose of establishing policy toward Company-wide treatment of check writing and receiving, as well as the items relating to disclosure to shareholders and regulators.

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

We have no employment agreement with our officer, although we may enter into such agreements following our receipt of additional capital.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of April 18, 2016, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class*
C&M Baskin Investments, LLC PO Box 329, Livingston, TX 77351	16,348,335		9.08%

B2 Opportunity Fund, LLC 606 South Ninth Street Las Vegas, NV 89101	12,500,000		6.94%

Lone Cypress, LLC 6102 S. MacDill Avenue Tampa, FL 33611	65,150,000		36.18%

Christopher J. Floyd, President and Chairman	75,150,000	(1)	41.74%

Officers and Directors as a Group (1 Person)	75,150,000	(1)	41.74%

*The percent of class is based on 180,050,000 shares of common stock issued and outstanding as of April 14, 2016.

(1)
Includes 10,000,000 shares of common stock owned directly by Mr. Floyd, and 65,150,000 shares of common stock owned by Lone Cypress, an entity of which Mr. Floyd is an officer, and of which Mr. Floyd exercises voting and dispositive control. Mr. Floyd disclaims beneficial ownership of the shares owned of record by Lone Cypress.

As noted above, on February 4, 2015, the Company effectuated a forward stock split at a ratio of ten new shares for each one existing share (10:1). The share totals given throughout this Annual Report reflect post-stock-split totals, i.e. fully reflecting the effect of the stock split.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RELATED PERSONS

As noted above, pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi each agreed to sell 100% of the shares of the Company’s common stock owned by them to B2 or its designees. Mr. Trabelsi sold 45,800,000 shares of the Company’s common stock, and Mr. Telsi sold 9,500,000 shares of the Company’s common stock. The aggregate purchase price paid for the 55,300,000 shares was Three Hundred Fifteen Thousand Dollars ($315,000). B2’s designee, Lone Cypress LLC, owns shares representing approximately 25% of the outstanding common stock.  Mr. Floyd is an officer of Lone Cypress LLC.

Command Control Center Corp.

The Company is the sole shareholder in Command Control Center Corp. (“Command Control”), a new development stage company of which Mr. Trabelsi was the Founder and Chief Executive Officer, until his resignation from all positions with the Company and with Command Control.  As of the date of this Report, Mr. Floyd was the sole officer and director of Command Control.  Command Control filed an S-1 registration statement in the first quarter of 2015 to register the sale by Command Control of up to 80,000,000 shares of its common stock in an initial public offering.  As of the date of this Report, Command Control had received comments from the SEC on this registration statement and Command Control plans to reply to these comments and pursue this filing until it is declared effective.  No shares of Command Control’s common stock have been sold under the registration statement as of the date of this Report. Following the resignation of Mr. Trabelsi from all positions with Command Control, the Company is evaluating various opportunities for Command Control.

Other than these, to the Company’s knowledge, no Selling Stockholder has, or had, any material relationship with our officers or directors.

Director Independence

As of the date of this Report, we had no independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Markets, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2015, the Company's executive officers, directors and 10% stockholders were required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

To the best knowledge of the Company’s current management, based solely on their review of the copies of the reports received by the Company and written representations from certain reporting persons, we note that all of our directors, executive officers, and greater than 10 percent shareholders filed all required reports during or with respect to the year ended December 31, 2015, on a timely basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As noted above, on March 9, 2016, the Company’s Board of Directors approved the Company's dismissal of Weinstein & Co. (“Weinstein”) as independent auditors for the Company and its subsidiaries.

Weinstein was the Company’s independent registered public accounting firm through March 9, 2016.

Weinstein Audit Fees
The aggregate fees billed or to be billed by Weinstein for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $6,571 for the period ended December 31, 2015.

Weinstein Audit Related Fees
There were no fees billed by Weinstein for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2015.

Weinstein Tax Fees
There were no fees billed by Weinstein for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2015.

All Other Fees

There were no fees billed by Weinstein for other products and services for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mazzal Holding Corp.

We have audited the accompanying consolidated balance sheets of Mazzal Holding Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to such consolidated financial statements, the Company has incurred recurring losses from operations, has negative working capital and has ongoing requirements for additional capital investment. These factors raise doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 the Company corrected an error related to the purchase of land in 2013. The land was originally been recorded at $1,500,000. This carrying amount was subsequently reduced to $1,072,000 to reflect the actual cost to the Mazzal Trust. The correction of the carrying value of $428,000 was recorded as an adjustment to the accumulated deficit on December 31, 2013.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

April 18, 2016

Tampa, Florida

MAZZAL HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
		(RESTATED)
ASSETS
CURRENT ASSETS
Cash	$1,279	$3,000
Prepaid expenses	-	300
Total current assets	1,279	3,300

Real estate held for sale	1,897,000	1,097,000
Deposit on property	-	25,000
Intangible assets	4,345	-

TOTAL ASSETS	$1,902,624	$1,125,300

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,799	$17,929
Accrued expenses	61,354	-
Loan with related party	860,743	37,172
Total current liabilities	942,896	55,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 330,000,000 and 200,000,000 shares issued and outstanding at December 31, 2015 and 2014	33,000	20,000
Additional paid-in-capital	7,897,200	1,522,200
Accumulated deficit	(6,970,472)	(472,001)
Total stockholders' equity	959,728	1,070,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,902,624	$1,125,300

The accompanying notes are an integral part of these consolidated financial statements

MAZZAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-

Selling, general and administrative expenses	469,473	16,691

Loss from operations	(469,473)	(16,691)

Other income (expense)
Interest expense	(40,998)	9
Purchased research and development	(5,988,000)	-
Total other income (expense)	(6,028,998)	9

Net loss	$(6,498,471)	$(16,682)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	227,315,068	200,000,000

The accompanying notes are an integral part of these consolidated financial statements

MAZZAL HOLDING CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE  YEARS ENDED DECEMBER 31, 2015 AND 2014

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013 (RESTATED)	200,000,000	$20,000	$1,522,200	$(455,319)	$1,086,881

Net loss				(16,682)

Balance at December 31, 2014 (RESTATED)	200,000,000	20,000	1,522,200	(472,001)	1,070,199

Common stock issued for services at a price of $0.04 per share	10,000,000	1,000	399,000	-	400,000

Common stock issued for acquisition of Global ITS, Inc. at a price of $0.049 per share	120,000,000	12,000	5,976,000	-	5,988,000

Net loss	-	-	-	(6,498,471)	(6,498,471)

Balance at December 31, 2015	330,000,000	$33,000	$7,897,200	$(6,970,472)	$959,728

The accompanying notes are an integral part of these consolidated financial statements

MAZZAL HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(6,498,471)	(16,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for purchased research and development	5,988,000	-
Common stock issued for services	400,000	-
Bank fees and interest paid by related party	41,000	-
Depreciation and amortization	1,250	-
Prepaid expenses	300	-
Accounts payable and accrued expenses	58,529	11,129
Net cash used in operating activities	(9,392)	(5,553)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Land Deposit	-	(25,000)
Cash acquired with acquisition	100	-
Properties under development	-	(1,000)
Net cash used in investing activities	100	(26,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overdraft facilities	-	(2,623)
Proceeds from advances from related party	7,571	37,172
Net cash provided by financing activities	7,571	34,549

INCREASE (DECREASE) IN CASH	(1,721)	2,996

CASH, BEGINNING OF YEAR	3,000	4

CASH, END OF YEAR	$1,279	$3,000

Supplemental Disclosures

Interest paid in cash for the period	$-	$-
Income taxes paid in cash for the period	$-	$-

Non-cash investing and financing activities:
Net liabilities assumed in acquisition	$1,527	$-
Related party loans - direct payments for real property	$415,000	$-
Real property acquired with bank loan	$385,000	$-
Direct repayment of bank loan by related party	$385,000	$-

The accompanying notes are an integral part of these consolidated financial statements

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp (formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.  On October 23, 2014 the Company incorporated Command Control Center Corp as a wholly-owned subsidiary. The Company and its subsidiary planned to establish a luxury boutique hotel catering to the local religious community and religious tourists in Boston and to create a multi-use software platform which can manage every aspect of a user’s online profile.

On October 26, 2015 the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc. in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing.  On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  The Company is now focused solely on the EE marketplace.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue at the time for services is recognized when the services are rendered.

The Company has not yet generated any significant revenue.

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

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, the Company’s real estate assets consist of land which is not subject to depreciation.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. At December 31, 2015, the Company believes that no impairment of its long-lived assets is required.

Real Estate Assets Held for Sale
Real estate is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2014 and 2015, the Company had no potentially dilutive shares.

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, and the years then ended, no stock options are outstanding.

Income taxes
In accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. The Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities due to the net operating losses. To date the Company’s acquired subsidiaries have not filed the required income tax returns.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ”.  This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015, the Company has a working capital deficit of $941,617, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $6,970,472. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The Company is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.  No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”.  The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as an intangible asset.

On July 7, 2015 the Company entered into a contract with a financing and marketing company specializing in providing “white-label” platforms and programs for businesses such as the Company which platforms and programs facilitate the financing of EE projects for the Company’s prospective clients. The fee for entering this contract was $5,000 which costs was accounted for as an intangible asset. Through December 31, 2015, the Company has recorded $2,500 in amortization related to this contract of which $1,250 has been charged to operations subsequent to the acquisitions described in Note 10. These intangibles were acquired with the acquisition discussed in Note 10.

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 5 – REAL ESTATE HELD FOR SALE AND DEVELOPMENT

During March 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust, a related party, for the acquisition of land and buildings located in Taunton, MA for the purchase price of one hundred and fifty million shares of common stock in the Company. The land was originally been recorded at $1,500,000 by the Company. This carrying amount was subsequently reduced to $1,072,000 to reflect the actual cost to the Mazzal Trust (see Notes 11 and 12).

The property title was transferred on May 29, 2013, in accordance with the Land Purchase and Sale Agreement. This property had originally been classified as land held for development and was reclassified as held for sale upon our decision to sell it. Land under development includes costs attributable to the development activities; such as land, architect, engineering and construction costs. Architecture, Engineer and Construction fees amounting to $25,000 have been capitalized to the cost of the property.

During April, 2015, the Company acquired a parcel of land located in West Roxbury MA for the purchase of $800,000 from a third party. The purchase price was paid with a loan from a bank in the amount of $385,000 and a loan from a related party in the amount of $415,000. The bank loan was paid off on September 30, 2015, by the related party and the balance paid including accrued interest was added to his related party loan (see Notes 6 and 12). At December 31, 2015, all real estate held by the Company was classified as real estate held for sale.

NOTE 6 – LOAN WITH RELATED PARTY

	December 31, 2015	December 31, 2014
Loan with related party	$860,743	$37,172

The above loan is unsecured, bears no interest and is repayable on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock
In 2013 the Company filed a registration statement to register the resale by certain selling shareholders shares of the Company’s common stock.  The registration statement was declared effective in February 2014.

On January 23, 2015, the Company increased its authorized shares of common stock to 500,000,000.

On January 26, 2015, the Board authorized a 10 for 1 forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On April 7, 2015, the Company issued 10,000,000 shares of common stock for services registered on Form S-8. These shares were valued at the trading price of the shares on the date it was agreed that the shares would be issued of $400,000.

During September, 2015, the Company’s subsidiary Command Control Center Corp. filed a form S-1 registration statement to register up to 80,000,000 common shares for sale in an initial public offering.  This filing has not yet become effective.

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On October 26, 2015, the Company entered into a Share Exchange Agreement with Global ITS, Inc. (Global), and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of its common shares for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares.

On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  These shares returned to the Company were canceled.

On January 15, 2015 Mazzal Holding Corp. adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 4,500,000 shares of our common stock may be issued under the terms and conditions of the Plan (45,000,000 shares per the 10 new for 1 old forward stock split authorized on January 26, 2015).

Command Control Center Corp. (“Command Control”), the Company’s wholly-owned subsidiary, filed an S-1 registration statement in the first quarter of 2015 to register the sale by Command Control of up to 80,000,000 shares of its common stock in an initial public offering.  As of the date of this Report, Command Control had received comments from the SEC on this registration statement and Command Control plans to reply to these comments and pursue this filing until it is declared effective.  No shares of Command Control’s common stock have been sold under the registration statement as of the date of this Report.

NOTE 8 – RELATED PARTY TRANSACTIONS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated in consolidation and are not disclosed in this note.  The following persons have been identified as related parties:

Mr. Nissim Trabelsi - Director and stockholder
The Mazzal Living Trust - Common director/trustee and majority stockholder

NOTE 9 – INCOME TAXES

No provision was made for federal income taxes since the Company has net operating losses for which the related deferred tax asset has been reserved. At December 31, 2015, the Company had operating loss carryforwards of approximately $150,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2035. The principal difference between the net operating loss for book purposes and income tax purposes results from non-cash charges to operations related to common shares issued for services and acquisitions that are not currently deductible for income tax purposes. The availability of the Company’s net operating loss carry-forwards are subject to significant limitation if there is more than 50% positive change in the ownership of the Company’s stock.

Income Tax at Statutory Rate	34%
Effect of Operating Losses	(34%)
-

NOTE 10 – ACQUISITION

On October 26, 2015, the Company entered into a Share Exchange Agreement (the Agreement) on October 26, 2015 with Global ITS, Inc. (Global), a Wyoming corporation and its wholly owned subsidiary Znergy, Inc (Znergey) a Florida corporation  and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of our common shares (the Company Shares) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the Share Exchange). Global’s financial results are consolidated with Mazzal’s as of the acquisition date. Global’s and Znergy’s operations were nominal since there inceptions. The transaction was accounted for as a business combination.

MAZZAL HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Fair values of the assets acquired and liabilities assumed in acquisition of Global are summarized below:

Current assets – cash	$100
Intangible assets	5,595
Total assets acquired	5,695
Current liabilities	7,222
Net liabilities assumed	1,527
Purchased research and development	5,988,000
Purchase price	$5,989,527

The Consideration consisted of the issuance of 120,000,000 common shares with a fair value of $5,988,000.

The unaudited results of operations had the acquisition been made at the beginning of 2015 and 2014 would have been as follows:

2015:
Revenue	$-
Net loss	$(6,499,000)
Net loss per share	$(0.03)

2014:
Revenue	$-
Net loss	$(18,000)
Net loss per share	$(0.00)

NOTE 11 – CORRECTION OF AN ERROR

During March 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust, a related party, for the acquisition of land and buildings located in Taunton, MA for the purchase price of 150,000,000 shares of common stock in the Company. The land was originally recorded at $1,500,000. This carrying amount was subsequently reduced to $1,072,000 to reflect the actual cost to the Mazzal Trust. The correction of the carrying value of $428,000 was recorded as an adjustment to the accumulated deficit on December 31, 2013.  The Consolidated Statement of Operations for the year ended December 31, 2013 has not been adjusted. In considering whether the Company should amend its previously filed Form 10-K for prior years, the Company’s evaluation of SAB 99 considered that the aggregate impact of the adjustment was not material to the Company’s financial statements in that the Company does not believe it is probable that the views of a reasonable investor would have been changed by the correction of this item in the 2013 financial statements in an amended Form 10-K.  Accordingly, the correction of the error was made to the Consolidated Statement of Stockholders’ Equity as described above using the SAB 108 approach.

NOTE 12 – SUBSEQUENT EVENT

In connection with the Master Agreement, the Company agreed to sell to the Trust all of its real property with a carrying value of $1,897,000 and the trust assumed the related party loan with a carrying value of $860,743 and accounts payable and accrued expenses with a carrying value of $17,577. In exchange the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust and the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

In connection with his sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company and to the Board of Directors of Command Control Center Corp. (“CCC”), the Company’s wholly owned subsidiary.  Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of both the Company and of CCC.  Following Mr. Trabelsi’s appointment of Mr. Floyd to the boards of directors and as an officer of the Company and CCC, Mr. Trabelsi resigned from all positions with the Company and with CCC, effective immediately.

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

4
2015 Incentive Stock Option and Restricted Stock Plan (previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14C filed on March 3, 2015, and incorporated herein by reference)

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated by reference)

10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 12, 2016, and incorporated by reference)

31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

MAZZAL HOLDING CORP.:

By:  /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date:  April 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 18, 2016	By: /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)