Form 10-Q
period 2016-03-31
MAZZAL HOLDING CORP.
filed 2016-05-16
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐ Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-54732
(Commission file number)

MAZZAL HOLDING CORP
(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6102 South MacDill Avenue, Suite G Tampa, FL 33602	02132
(Address of principal executive offices)	(Zip Code)

813-902-9000
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

Yes ☐                                No ☒

On May 16, 2016, 180,050,000 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

MAZZAL HOLDING CORP

MAZZAL HOLDING CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,380	$1,279
Accounts receivable	3,280	-
Total current assets	8,660	1,279

Real estate held for sale	-	1,897,000
Intangible assets	3,095	4,345

TOTAL ASSETS	$11,755	$1,902,624

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,943	$20,799
Accrued expenses	57,354	61,354
Loans with related parties	33,222	860,743
Total current liabilities	92,519	942,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 180,050,000 and 330,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	18,005	33,000
Additional paid-in-capital	6,902,943	7,897,200
Accumulated deficit	(7,001,712)	(6,970,472)
Total stockholders' deficit	(80,764)	959,728

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,755	$1,902,624

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

Revenue	$6,080	$-

Selling, general and administrative expenses	37,320	14,625

Loss from operations	(31,240)	(14,625)

Provision for income taxes	-	-

Net loss	$(31,240)	$(14,625)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	245,245,652	200,000,000

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities	$(20,986)	$(1,075)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash transferred to prior shareholder	(1,213)	-
Net cash used in investing activities	(1,213)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) advances from related party	26,300	(800)
Net cash provided by financing activities	26,300	(800)

INCREASE (DECREASE) IN CASH	4,101	(1,875)

CASH, BEGINNING OF YEAR	1,279	3,000

CASH, END OF YEAR	$5,380	$1,125

Supplemental Disclosures

Interest paid in cash for the period	$-	$-
Income taxes paid in cash for the period	$-	$-

Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$1,018,679	$-

The accompanying notes are an integral part of these financial statements.

MAZZAL HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Mazzal Holding Corp (formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013.  The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.  On October 23, 2014, the Company incorporated Command Control Center Corp. as a wholly owned subsidiary.  The Company and its subsidiary planned to establish a luxury boutique hotel catering to the local religious community and religious tourists in Boston and to create a multi-use software platform which can manage every aspect of a user’s online profile.

On October 26, 2015 the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc., in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing.  On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  The Company is now focused solely on the EE marketplace.  Additionally, Nissim Trabelsi, the founder of the Company agreed to sell his 45,800,000 shares of the Company’s common stock to Lone Cypress, LLC, resulting in a change of control of the Company. In connection with the sale of his shares, Mr. Trabelsi resigned from all positions with the Company and its subsidiary, Command Control Center Corp.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements.  All intercompany transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.

The results of operations presented in this quarterly report are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2016, the Company had a working capital deficit of $83,859, insufficient cash resources to meet its planned business objectives, and accumulated losses from operations of $7,001,712.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 3 – LOANS WITH RELATED PARTY

	March 31, 2016	December 31, 2015
Loan with related party	$33,222	$860,743

The above loans are unsecured, bear no interest and are repayable on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company, and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  These shares returned to the Company were canceled (see NOTE 5).

Command Control Center Corp. (“Command Control”), a wholly owned subsidiary of the Company, filed an S-1 registration statement in March 2015 to register the sale by Command Control of up to 80,000,000 shares of its common stock in an initial public offering.  As of the date of this Quarterly Report, Command Control had received comments from the SEC on the registration statement and plans to reply to these comments and pursue this filing until it is declared effective.  No shares of Command Control’s common stock had been sold under the registration statement as of the date of this Report.

NOTE 5 – RELATED PARTY TRANSACTIONS AND DISPOSITION OF ASSETS

Balances and transactions between the Company and its subsidiaries, which are related parties of the Company, have been eliminated in consolidation and are not disclosed in this note.  The following persons have been identified as related parties:

Mr. Nissim Trabelsi – Former director and stockholder – no longer a related party as of February 9, 2016.
The Mazzal Living Trust – Former majority stockholder – no longer a related party as of February 9, 2016.
Lone Cypress, LLC – managed by Christopher Floyd, our CEO and director, directly owns 36.18% of our common stock.

On February 9, 2016, the Company, Nissim Trabelsi, Shawn Telsi, the Mazzal Living Trust, the majority shareholder of the Company (the “Trust”), and B2 Opportunity Fund, LLC, a Nevada limited liability company (“B2”), entered into an Amended Master Stock Purchase Agreement (the “Master Agreement”).

Pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi agreed to sell all of the shares of the Company’s common stock owned by them, 45,800,000 shares and 9,500,000 shares, respectively, to B2 or B2’s designees.  In connection with the Master Agreement, B2 paid $315,000 to Mr. Trabelsi for his and Mr. Telsi’s shares.

Also in connection with the Master Agreement, the Company agreed to sell to the Trust all of its real property with a carrying value of $1,897,000, and the Trust assumed the related party loan with a carrying value of $853,521 and accounts payable and accrued expenses with a carrying value of $24,500. In exchange the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. In connection with the execution of the Master Agreement, the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

In connection with the sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company and to the Board of Directors of Command Control.  Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of both the Company and of Command Control.  Following Mr. Trabelsi’s appointment of Mr. Floyd to the boards of directors and as officer of the Company and Command Control, Mr. Trabelsi resigned from all positions with the Company and with Command Control, effective immediately.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

The Company had revenues of $6,080 and $-0- for the three-month periods ended March 31, 2016, and March 31, 2015, respectively.

The Company had general and administrative expenses of $37,320 and $14,625 for the three-month periods ended March 31, 2016, and March 31, 2015, respectively.

The Company had a net loss of $31,240 and $14,625 for the three-month periods ended March 31, 2016, and March 31, 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, the Company had total current assets of $8,660 comprising $5,380 in cash and $3,280 in accounts receivable.

Overview and Recent Developments

On October 26, 2015, the Company acquired Global ITS, Inc., a Wyoming corporation (“Global”), and its wholly owned subsidiary, Znergy, Inc., a Florida corporation (“Znergy”), in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing.

On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company, and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust, which shares were cancelled.  The Company is now focused solely on the EE marketplace.

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

Change in Control Transaction

On February 9, 2016, the Company, Nissim Trabelsi, Shawn Telsi, the Mazzal Living Trust, the majority shareholder of the Company (the “Trust”), and B2 Opportunity Fund, LLC, a Nevada limited liability company (“B2”), entered into an Amended Master Stock Purchase Agreement (the “Master Agreement”).

Pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi agreed to sell all of the shares of the Company’s common stock owned by them, 45,800,000 shares and 9,500,000 shares, respectively, to B2 or B2’s designees.  In connection with the Master Agreement, B2 paid $315,000 to Mr. Trabelsi for his and Mr. Telsi’s shares.

Also in connection with the Master Agreement, the Company agreed to sell to the Trust all of its real property with a carrying value of $1,897,000, and the Trust assumed the related party loan with a carrying value of $853,521 and accounts payable and accrued expenses with a carrying value of $24,500.  In exchange, the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. In connection with the execution of the Master Agreement, the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

In connection with his sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company and to the Board of Directors of Command Control Center Corp. (“Command Control”), a wholly owned subsidiary of the Company.  Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of both the Company and of Command Control.   Following Mr. Trabelsi’s appointment of Mr. Floyd to the boards of directors and as an officer of the Company and Command Control, Mr. Trabelsi resigned from all positions with the Company and with Command Control, effective immediately.

Discussion

Our auditors have issued an explanatory note regarding our ability to continue as a going concern.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our auditor's opinion is based on our suffering recurring losses, having no material revenue generating operations, and having a working capital deficiency.  The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we acquire the required licenses and complete our initial development. Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by and loans from others in our company.  We must raise cash to implement our business plan.

We have one officer, Christopher Floyd, our President and Director.  He is responsible for our managerial and organizational structure which will include preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002.  When these controls are implemented, Mr. Floyd, together with any other executive officers in place at that time, will be responsible for the administration of the controls.

As of March 31, 2016, we needed to raise cash to implement our business plan.  The amount of funds which the Company needed to raise that management believed would allow us to implement our business strategy is approximately $200,000.

As of March 30, 2016, management believed that generating revenues in the next six to twelve months was important to support our planned ongoing operations.  However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.
Our management does not anticipate the need to hire additional full or part- time employees of the Company or our subsidiaries over the next six months unless business development permits and requires us to, as the services provided by our officer and director appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  Further, we believe that the services provided by our officer and director are sufficient for the operations of our subsidiary Global, and of its subsidiary Znergy.  Our management's responsibilities are mainly administrative at this early stage.  In spite of that we may utilize professionals that will be considered independent sub-contractors.  We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of the Company.

Our management does not expect to incur significant research and development costs in 2016.

We currently do not own any significant property or equipment.

Plan of Operation

The Company’s strategic focus and business plan is in selling products and services in the Energy Efficiency (“EE”) marketplace and in financing EE projects for third parties.  The Company’s management will assess the Company’s capital needs and will provide additional information relating to the Company’s planned operations going forward.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates and (b) share based payments.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our financial statements and related public financial information are based on the application of U.S. GAAP.  US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

(b) Share based payments

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who is the same person, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report.

Based upon that evaluation we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective.  Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Although we plan to take steps to enhance and improve the design of our internal control over financial reporting, during the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.  The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013))
10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZZAL HOLDING CORP

By: /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date: May 16, 2016