Form 10-Q
period 2016-06-30
Znergy, Inc.
filed 2016-08-12
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐ Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-55152
(Commission file number)

ZNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6102 South MacDill Avenue, Suite G Tampa, FL 33602	02132
(Address of principal executive offices)	(Zip Code)

813-902-9000
(Registrant’s telephone number, including area code)

MAZZAL HOLDING CORP.
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

Yes ☐                                No ☒

On August 5, 2016, 185,050,000 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

ZNERGY, INC.

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,633	$1,279
Accounts receivable	9,440	-
Total current assets	11,073	1,279

Properties under development	-	1,897,000
Intangible assets	1,845	4,345

TOTAL ASSETS	$12,918	$1,902,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$21,094	$20,799
Accrued expenses	73,355	61,354
Loan with related party	55,822	860,743
Total current liabilities	150,271	942,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 185,050,000 and 330,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	18,505	33,000
Additional paid-in-capital	7,402,443	7,897,200
Accumulated deficit	(7,558,301)	(6,970,472)
Total stockholders' equity (deficit)	(137,353)	959,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,918	$1,902,624

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$6,160	$25,900	$12,240	$25,900

Selling, general and administrative expenses	562,749	2,977	600,069	17,602

Income (loss) from operations	(556,589)	22,923	(587,829)	8,298

Net income (loss)	$(556,589)	$22,923	$(587,829)	$8,298

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	181,423,626	200,000,000	213,509,016	200,000,000

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(47,333)	$22,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(1,213)	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	48,900	799,850

INCREASE IN CASH	354	22,548

CASH, BEGINNING OF YEAR	1,279	3,000

CASH, END OF YEAR	$1,633	$25,548

Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$1,018,979	$-

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc. (formerly Mazzal Holding Corp.), is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on January 23, 2013. The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof. On October 23, 2014, the Company incorporated Command Control Center Corp. as a wholly owned subsidiary. The Company and its subsidiary planned to establish a luxury boutique hotel catering to the local religious community and religious tourists in Boston and to create a multi-use software platform which could manage every aspect of a user’s online profile.

On October 26, 2015 the Company acquired Global ITS, Inc., and its wholly owned subsidiary, Znergy, Inc., in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing. On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company, and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. The Company is now focused solely on the EE marketplace. Additionally, Nissim Trabelsi, the founder of the Company agreed to sell his 45,800,000 shares of the Company’s common stock to Lone Cypress, LLC, resulting in a change of control of the Company. In connection with the sale of his shares, Mr. Trabelsi resigned from all positions with the Company and its subsidiary, Command Control Center Corp.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2016, the Company had a working capital deficit of $139,198, insufficient cash resources to meet its planned business objectives, and an accumulated deficit of $7,558,301. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.
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

NOTE 3 – LOANS WITH RELATED PARTY

	June 30, 2016	December 31, 2015
Loan with related party	$55,822	$860,743

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

On June 1, 2016, the Company filed a registration statement under Form S-8 to register 40,000,000 common shares under its 2015 Incentive Stock Option and Restricted Stock Plan, which was adopted by the shareholders of the Company on January 15, 2015.

On June 6, 2016, the Company entered into a consulting agreement which agreement called for the issuance of 5,000,000 shares which shares were issued under the S-8 statement. The fair value of the shares based on the trading price of the Company’s common stock of $500,000 was charged to operations during the quarter.

NOTE 5 – RELATED PARTY TRANSACTIONS AND DISPOSITION OF ASSETS

Balances and transactions between the Company and its subsidiaries have been eliminated in consolidation and are not disclosed in this note.  The following persons have been identified as related parties:

Mr. Nissim Trabelsi – Former director and stockholder – no longer a related party as of February 9, 2016.
The Mazzal Living Trust – Former majority stockholder – no longer a related party as of February 9, 2016.
Lone Cypress, LLC – managed by Christopher Floyd, our CEO and director, directly owns 30.07% of our common stock.

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

Also in connection with the Master Agreement, the Company agreed to sell to the Trust all of its real property with a carrying value of $1,897,000, and the Trust assumed a related party loan with a carrying value of $853,521 and accounts payable and accrued expenses with a carrying value of $24,500. In exchange the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. In connection with the execution of the Master Agreement, the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Znergy, Inc., together with its subsidiaries, as the “Company,” “we,” “us,” and “our.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed in January 2013 as a Nevada corporation.  The original business plan of the Company was to build and sell multi-family housing projects. The Company acquired a parcel of land in Taunton, Massachusetts, from The Mazzal Trust, a trust of which the founder of the Company, Nissim Trabelsi, was the Trustee, in exchange for shares of the Company’s common stock, and began development of the project and construction of multi-family units.

Subsequently, on October 26, 2015, the Company acquired Global ITS, Inc., a Wyoming corporation (“Global”), and its wholly owned subsidiary, Znergy, Inc., a Florida corporation (“Znergy”), in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing.

On February 9, 2016, the Company agreed to sell to The Mazzal Trust the real property which the Trust had previously sold to the Company, and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust, which shares were cancelled. The Company is now focused solely on the EE marketplace.

Both of these transactions are discussed in more detail below.

Results of Operations.

The Company had revenues of $12,240 and $25,900 for the six-month periods ended June 30, 2016, and June 30, 2015, respectively.  The Company had revenues of $6,160 and $25,900 for the three-month periods ended June 30, 2016, and June 30, 2015, respectively.  Revenues in 2016 comprised consulting fees to clients using the Znergy quoting and financial platform.

The Company had general and administrative expenses of $600,069 and $17,602 for the six-month periods ended June 30, 2016, and June 30, 2015, respectively. The Company had general and administrative expenses of $562,749 and $2,977 for the three-month periods ended June 30, 2016, and June 30, 2015, respectively.  General and administrative expenses in 2016 comprised primarily of Consulting expenses including a $500,000 charge in June 2016 in the form of the issuance of stock for services.

The Company had a net loss of $587,829 for the six-month periods ended June 30, 2016 and net income of $8,298 for the six-month period ended June 30, 2015. The Company had a net loss of $556,589 for the three-month periods ended June 30, 2016 and net income of $22,923 for the three-month period ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, the Company had total current assets of $11,073 comprising $1,633 in cash and $9,440 in accounts receivable and total current liabilities of $150,271 comprising $21,094 in accounts payable, $73,354 in accrued expenses and $55,822 in a loan with a related party.

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

Discussion

Our auditors have issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering recurring losses, having no material revenue generating operations, and having a working capital deficiency. The opinion results from the fact that we have not generated material revenues and no material revenues are anticipated until we acquire the required licenses and complete our initial development. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by and loans from others in our company.

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

As of June 30, 2016, we needed to raise cash to implement our business plan. The amount of funds which the Company needed to raise that management believed would allow us to implement our business strategy is approximately $200,000.

As of June 30, 2016, management believed that generating revenues in the next six to twelve months was important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full or part-time employees of the Company or our subsidiaries over the next six months unless business development permits and requires us to, as the services provided by our officer and director appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. Further, we believe that the services provided by our officer and director are sufficient for the operations of our subsidiary Global, and of its subsidiary Znergy. Our management's responsibilities are mainly administrative at this early stage. In addition, we may utilize professionals that will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of the Company.

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

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. Our financial statements and related public financial information are based on the application of U.S. GAAP. U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies included in our Form 10-K filing of December 31, 2015, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU No. 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective.  Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 5. Other Information.

Amendment of Articles of Incorporation; Name Change; Status

On May 31, 2016, the Company filed a definitive information statement on Schedule 14C to provide information to the Company’s stockholders relating to an action taken by the holders of a majority of the outstanding shares of common stock to amend the Company’s articles of incorporation to change the name of the Company from Mazzal Holding Company to Znergy, Inc. The Board of Directors of the Company approved the amendment and name change and recommended the amendment to the shareholders of the Company. On May 13, 2016, the holders of 94,498,335 shares of the Company’s common stock, constituting approximately 52.48% of the outstanding shares, approved the amendment and the name change.

On July 15, 2016, the Company filed its Amended and Restated Articles of Incorporation with the State of Nevada to effectuate the name change. As of the date of this Report, the Company had filed a notice of corporate action with FINRA, and was working with FINRA to complete the approval process to effectuate the name change in the trading market.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.3	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on July 15, 2016
10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date: August 12, 2016