Form 10-Q
period 2016-09-30
Znergy, Inc.
filed 2016-11-16
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-55152
(Commission file number)

ZNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6102 South MacDill Avenue, Suite G Tampa, FL 33611	33611
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                No ☒

On November 10, 2016, 185,550,000 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,961	$1,279
Accounts receivable	23,480	-
Inventory	19,341	-
Total current assets	51,782	1,279

Properties under development	-	1,897,000
Intangible assets	1,845	4,345

TOTAL ASSETS	$53,627	$1,902,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$21,811	$20,799
Accrued expenses	105,377	61,354
Customer deposits	33,000	-
Loan with related party	97,449	860,743
Total current liabilities	257,637	942,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 185,550,000 and 330,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	18,555	33,000
Additional paid-in-capital	7,432,893	7,897,200
Deferred compensation	(333,333)	-
Accumulated deficit	(7,322,125)	(6,970,472)
Total stockholders' equity (deficit)	(204,010)	959,728
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53,627	$1,902,624

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$2,461	$-	$14,701	$25,900

Selling, general and administrative expenses	231,754	2,839	373,490	20,441

Income (loss) from operations	(229,293)	(2,839)	(358,789)	5,459

Other income (expense)
Other income	-	-	7,136	-
Total other income (expense)	-	-	7,136	-
Provision for income taxes	-	-	-	-

Net income (loss)	$(229,293)	$(2,839)	$(351,653)	$5,459

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	185,060,753	200,000,000	203,991,818	200,000,000

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities	$(114,631)	$(77,392)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash used in investing activities	(1,213)	(800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	123,526	875,650

INCREASE (DECREASE) IN CASH	7,682	(1,742)

CASH, BEGINNING OF PERIOD	1,279	3,000

CASH, END OF PERIOD	$8,961	$1,258

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$1,018,679	$-

The accompanying notes are an integral part of these financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (UNAUDITED)

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2016, the Company had a working capital deficit of $205,855, insufficient cash resources to meet its planned business objectives, and an accumulated deficit of $7,322,125. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The Company is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – LOANS WITH RELATED PARTY

	September 30, 2016	December 31, 2015
Loan with related party	$97,449	$860,743

The above loans at September 30, 2016 are from B2 Opportunity Fund, LLC, an affiliate, and are unsecured, bear no interest and are repayable on demand.

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

On June 6, 2016, the Company entered into a one year consulting agreement which agreement called for the issuance of 5,000,000 shares of the Company’s common stock which shares were issued pursuant to the above S-8. The fair value of the shares was based on the trading price of the Company’s common stock and aggregated $500,000. The value of the shares is being charged to operations over the one year term and $166,667 was charged to operations during the period and $333,333 has been recorded as deferred compensation.

On September 28, 2016, the Company entered into an employment agreement with David Baker to serve as our Senior Vice President, which agreement called for the issuance of 500,000 shares of the Company’s common stock as well as the granting of 5,000,000 options to purchase shares of the Company’s common stock.  These options have a strike price of $0.10 per share, a three-year term, and vest quarterly two options for every dollar of net operating income before tax recognized by the Company.  To date no options have been issued.  The issuance of the 500,000 shares of common stock to Mr. Baker was charged to operations during the quarter at the fair value of the shares on the date of issuance, $30,500.

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

NOTE 6 – LITIGATION

On September 26, 2016, the Company filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the "Defendants"), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the "Group") through "short swing profits" in violation of Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Specifically, the Company alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the "SEC"), declaring themselves to be "insiders" for the purpose of Section 16(b).

The Group owned 100% of the shares of Registrant at the time that members of the Group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred within six months of other sales and purchases, subjecting Defendants to disgorge to the Company all profits made by the Group in such sales and purchases.

As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, the Company has demanded the return of all such profits to the Company plus the statutory payment of attorneys' fees. The return of such profits from Defendants to the Company would materially improve the financial condition of the Company; however, it is uncertain at the date of this filing the actual amount, if any, to be recovered and when such recovery might occur.  As such, no provision for any recovery has been recognized on the company’s financial statements.

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

Results of Operations

The Company had revenues of $14,701 and $25,900 for the nine-month periods ended September 30, 2016, and September 30, 2015, respectively.  The Company had revenues of $2,461 and $-0- for the three-month periods ended September 30, 2016, and September 30, 2015, respectively.  Revenues in 2016 are comprised of consulting fees to clients using the Znergy quoting and financial platform.

The Company had general and administrative expenses of $373,490 and $20,441 for the nine-month periods ended September 30, 2016, and September 30, 2015, respectively. The Company had general and administrative expenses of $231,754 and $2,839 for the three-month periods ended September 30, 2016, and September 30, 2015, respectively. General and administrative expenses in 2016 comprised primarily of Consulting expenses including a $167,667 charge in June 2016 in the form of the issuance of stock for services.

The Company had a net loss of $351,653 for the nine-month periods ended September 30, 2016 and net income of $5,459 for the nine-month period ended September 30, 2015. The Company had net losses of $229,293 and $2,839 for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, the Company had total current assets of $51,782 comprising $8,961 in cash, $23,480 in accounts receivable and $19,341 in inventory and total current liabilities of $257,637 comprising $21,811 in accounts payable, $105,377 in accrued expenses, $33,000 in customer deposits and $97,449 in a loan with a related party.  Use of funds consisted of professional fees of $107,129 while the primary source of funds was advances from our affiliate in the amount of $97,000.  There are no guarantees that our affiliate will continue to advance funds to the Company to sustain our operations.

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

We have two officers, Christopher Floyd, our CEO, CFO and Director, and David Baker, our Senior Vice President, who is in charge of sales and operations. Mr. Floyd is responsible for our managerial and organizational structure which will include preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, Mr. Floyd, together with any other executive officers in place at that time, will be responsible for the administration of the controls.

As of September 30, 2016, we needed to raise cash to implement our business plan. The amount of funds which the Company needed to raise that management believed would allow us to implement our business strategy is approximately $350,000.

As of September 30, 2016, management believed that generating revenues in the next six to twelve months was important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full or part-time employees of the Company or our subsidiaries over the next six months unless business development permits and requires us to, as the services provided by our two officers and our director appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. Further, we believe that the services provided by our officers and our director are sufficient for the operations of our subsidiary Global, and of its subsidiary Znergy. In addition, we may utilize professionals that will be considered independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of the Company.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective.  Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

PART II.                 OTHER INFORMATION

Item 1. Legal Proceedings

Other than described below, we know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On September 26, 2016, the Company filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the "Defendants"), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the "Group") through "short swing profits" in violation of Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Specifically, the Company alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the "SEC"), declaring themselves to be "insiders" for the purpose of Section 16(b).

The Group owned 100% of the shares of Registrant at the time that members of the Group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to the Company all profits made by the Group in such sales and purchases.

As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, the Company has demanded the return of all such profits to the Company plus the statutory payment of attorneys' fees. The return of such profits from Defendants to the Company would materially improve the financial condition of the Company; however, it is uncertain at the date of this filing the actual amount, if any, to be recovered and when such recovery might occur.  As such, no provision for any recovery has been recognized on the company’s financial statements

Item 5. Other Information.

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

Item 6. Exhibits

(a)          Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.3	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on July 15, 2016
10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current on Form 8-K, filed with the Commission on October 4, 2016)
31	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)

Date: November 16, 2016