Form 10-K
period 2016-12-31
Znergy, Inc.
filed 2017-04-07
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55152

ZNERGY, INC.
(Exact Name of Registrant As Specified In Its Charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	IRS I.D.

6102 MacDill Avenue, Suite G Tampa, Florida 33611
(Address of principal executive offices) (800) 931 5662 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer , a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $13,200,000. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

On March 24, 2017, there were 200,150,000 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

General

Prior Business and Operations

Znergy, Inc. (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp), was formed in the state of Nevada on January 23, 2013.

The business and purpose of the Company previously was to purchase approved multi-family land, and then develop and build on said land for a profit.

On March 31, 2013, the Company entered into a Standard Land Purchase and Sale Agreement (the “Purchase Agreement”) with the Mazzal Trust, pursuant to which the Company purchased property (the “Taunton Property”) consisting of “the land and all buildings thereon known as 171 Hart St., Taunton MA 02780.” The Taunton Property consists of approximately 25 acres. The Taunton Property is located in the Green Pines Townhomes subdivision, and the subdivision is managed by the Green Pines Townhomes Condominium Trust. (The manager of the Green Pines Townhomes Condominium Trust is Green Pines, LLC, a shareholder of the Company, the manager of which is Marty Trabelsi, the brother of Nissim Trabelsi, the Company’s President.) The purchase price for the Taunton Property was 1,500,000 shares of the Company’s common stock. On May 29, 2013, the purchase of the Taunton Property closed, and the seller delivered the deed, and the Company issued the shares.

Global ITS Transaction

On October 26, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global ITS, Inc. (“Global”), a development stage company and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of its common shares (the “Company Shares”) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the “Share Exchange”).

Pursuant to the Agreement, the Company became the sole shareholder of Global, and became obligated to issue 120,000,000 shares of the Company’s common stock. Global, a privately held Wyoming development stage corporation, was focused on marketing energy efficiency (“EE”) and commercial security (“CS”) products. Its wholly owned subsidiary, Znergy, Inc., a Florida corporation (“Znergy-FL)”), was focused on financing EE and CS projects for Global’s customers and for third party projects.  Subsequently, Znergy-FL has become the operating subsidiary for the Company, selling and installing energy efficient lighting.

Global intends to grow organically by selling EE and CS products to industrial and commercial businesses as well as municipal and state governments, universities and colleges, K-12 schools, and hospitals (the “MUSH” market). Strained government budgets have convinced state and local governments across the United States to embrace a new form of performance-based investments in energy efficiency offered by Energy Services Companies, or ESCOs. An ESCO provides energy-efficiency-related and other value-added services and for which performance contracting is a core part of its energy-efficiency services business. In a performance contract, the ESCO guarantees energy or financial savings for the project, which means ESCOs only make money if the project performs as promised. The total energy management services market – which includes ESCOs – will approach $50 billion by 2017, according to a new research report by Verify Markets.

Znergy increases the Company’s competitive position by providing funding for EE projects through its strategic partnership with a well established funding group focused on energy efficiency projects.

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

New Director; New Officer; Resignation of Mr. Trabelsi

In connection with his sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company, Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of the Company.  Following Mr. Trabelsi’s appointment of Mr. Floyd to the board of directors and as an officer of the Company, Mr. Trabelsi resigned from all positions with the Company, effective immediately.  Mr. Floyd, as the Company’s remaining director, accepted the resignations.

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

The Global ITS holders, as a group, hold shares representing approximately 67% of the total issued and outstanding shares. B2’s designee, Lone Cypress LLC, owns shares representing approximately 26.7% of the outstanding common stock.

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

Financing Strategy

The Company anticipates that it will finance its operations, at least initially, through the sale of its shares of common stock, which will result in dilution to the current owners of our shares of common stock, and through future business acquisitions. There can be no guarantee, however, that should we embark upon a strategy to sell our equity securities or make business acquisitions that such offering or acquisitions will be successful in providing the Company with sufficient capital to implement its business plan.

Competition

The energy efficiency segment for small and medium sized commercial businesses is fragmented and highly competitive. The Company competes with various types and sizes of companies ranging from local and national service providers.

The efficient lighting market, which is part of the energy efficiency market, is also highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including features and benefits, brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include the lighting divisions of Acuity Brands, Koninklijke Philips N.V., Eaton Corporation, Hubbell Incorporated, Schneider Electric, Cree, Inc., and General Electric Company. The Company estimates that the largest publicly traded manufacturers, which participate in varying degrees in the North American lighting market, have over half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.

Employees

As of the date of this Annual Report, we had six employees. The Company has recently commenced operations and generated revenue. As such, we rely substantially on the services of Mr. Floyd, who serves as both Chief Executive Officer and Chief Financial Officer, and Mr. Baker, our Chief Operating Officer, to set up and grow our business operations.

Employment Agreements

We have one employment agreement with Dave Baker, our Chief Operating Officer. Mr. Baker’s agreement, dated September 28, 2016, has a term of three years, specifies an annual base salary of $100,000 which salary will be reviewed by the Compensation Committee of the Board of Directors by April 15, 2017 and annually thereafter, a signing bonus of $10,000 and a bonus in January 2017 equal to 6% of the total revenue generated by Mr. Baker in the fourth quarter of 2016 which bonus was paid on January 20th, 2017 in the amount of $10,928 (6% of $182,127). In addition, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share (the “Options”). The Options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.  On December 1, 2016, Mr. Baker was promoted from Senior Vice President to Chief Operating Officer and granted a further 4,500,000 shares of the Company’s common stock, which vested immediately.

Board Committees

The Board formed its Compensation Committee in January 2017 comprising Mr. Fillmore and Mr. Mikles serving as Chairman and member of the Committee, respectively.  We are seeking and expect to appoint a fifth independent member of the board who meets the requirements as an “audit committee financial expert” in accordance with applicable SEC regulations and to form our Audit Committee at that time although there can be no assurance that we will be successful in identifying or recruiting such a candidate.

Directors

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director. Currently, the Company has four board members; three independent directors, Rick Mikles (Chairman), Art Fillmore (director and General Counsel), Kevin Harrington (director); and one employee director, Christopher Floyd (director and Chief Executive Officer).  We are seeking and expect to appoint a fifth independent member of the board who meets the requirements as an “audit committee financial expert” in accordance with applicable SEC regulations.

Director Compensation

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NA

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

ITEM 3. LEGAL PROCEEDINGS.

On September 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

On January 26, 2017, the Company received an email from its transfer agent, VStock Transfer, LLC, (“VStock”) informing the Company that it had been served with a Summons and Complaint (B2 Opportunity Fund (“B2”) v. Trabelsi et al. - Index No.:17-CV-10043, the “Claim”) and further stating that the Company was obligated to indemnify VStock for fees and expenses incurred in defending the Claim.  The Company responded on February 24, 2017 stating that (1) we reviewed the Transfer Agent and Registrar Agreement between Mazzal and VStock dated May 20, 2014 and that in Article VI(c) of that agreement it states that indemnification will not be offered if the acts of VStock constitute bad faith or gross negligence, (2) we reviewed the lawsuit filed by B2 against VStock and others and find that VStock’s actions constitute gross negligence and perhaps bad faith, and we therefore deny indemnification of VStock relating to the Claim, and (3) should VStock take any action to seek indemnification by Znergy in any manner, Znergy will either join B2 in its lawsuit or will file an action on its own.  The Company terminated its agreement with VStock.  Management cannot at this time estimate what, if any, financial impact this matter will have on the Company.

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

As of March 23, 2017:

1.	There were 22,400,000 options to purchase common of the Company. There were no other options, warrants or other instruments convertible into equity of the Company; and

2.	There were 200,150,000 shares of the Company’s common stock held by approximately 148 shareholders of record.

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

Holders

As of the date of this Report, we had approximately 148 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2015 we adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of our common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 45,000,000 newly issued shares of our common stock, options to purchase our common stock, or some combination thereof. If our Board of Directors decides to issue shares of common stock or options to purchase our common stock, the issuance of such securities would not affect the rights of the holders of our currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of our common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.  As of the date of this Report, the Company had issued 15,000,000 shares under the Plan.

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

During the year ended December 31, 2016 the Company issued 13,100,000 shares of its common stock for services provided in the amount of $718,167 with $208,333 recorded as deferred compensation.  These issuances qualified for exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act, in that the issuances did not involve a public offering.

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

We have recently commenced operations and realized minimal revenues from our business operations.

Our auditors have issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor’s opinion is based on our suffering initial losses, having minimal operations, and having a working capital deficiency. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan.

We have only two officers, Christopher Floyd, who is our Chief Executive Officer and our Chief Financial Officer, and Dave Baker, our Chief Operating Officer. Mr. Floyd is responsible for our managerial and organizational structure, which includes preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. With these controls implemented, Mr. Floyd, together with any other executive officers in place at that time, is responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of implementing and updating the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause shareholders to lose their investments.

We must raise cash to implement our business plan. The minimum amount of funds which the Company will need to raise that we feel will allow us to implement our business strategy is approximately $100,000.  We feel if we cannot raise at least $100,000, the Company will not be able to accelerate the implementation of its business strategy and operations will be seriously curtailed. We will need to raise the funds through private offerings of our securities or through other means.

Generating revenues in the next six to twelve months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot give assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management anticipates the need to hire additional full or part-time employees over the next six months, primarily as sales and installation personnel.  The as the services provided by our officers and directors appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

Our management does not expect to incur research and development costs. We do not have any off-balance sheet arrangements.

We currently do not own any significant plants or equipment that we would seek to sell in the near future.

Results of Operations

The Company had revenues of $196,828 and $-0- for the years ended December 31, 2016, and December 31, 2015, respectively. Revenues in 2016 comprise primarily of LED retrofit and new fixture installations generated in the fourth quarter of that year.

The Company had costs of revenue of $151,546 and $-0- for the years ended December 31, 2016, and December 31, 2015, respectively.  These costs are composed primarily of the costs of lamps from our supplier.

The Company had general and administrative expenses of $1,033,595 and $469,473 for the years ended December 31, 2016, and December 31, 2015, respectively. General and administrative expenses in 2016 and 2015 are comprised primarily of consulting expenses of $434,010 and $400,000, payroll expenses of $346,245 and $-0-, and legal expenses of $51,765 and $54,354. $724,347 and $400,000 of our general and administrative expenses for the years ended December 31, 2016 and 2015 comprised shares issued for services and the vesting of options, respectively.

The Company had other income (expense) of $7,137 and ($6,028,998) for the years ended December 31, 2016, and December 31, 2015, respectively.  The other expense for 2015 included a $5,988,000 expense related to the purchase of Global ITS, Inc. (see Note 9 in the footnotes to the financial statements in this report).

The Company had net losses of $981,176 and $6,498,471 for the years ended December 31, 2016, and December 31, 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, the Company had total current assets of $315,974 comprising $40,507 in cash, $79,612 in accounts receivable, $3,750 in prepaid expenses and $192,105 in inventory, and total current liabilities of $626,620 comprising $284,930 in accounts payable, $139,336 in accrued expenses, $6,605 in customer deposits $135,749 in a loan with a related party and $60,000 in advances from third parties.  Use of cash for operating activities totaled $146,799 and was primarily for funding inventory and accounts receivable in the amounts of $192,104 and $79,612, respectively, offset by an increase in accounts payable and accrued expenses of $365,399. The primary source of funds was advances from our affiliate in the amount of $128,827 and advances from third parties of $60,000. There are no guarantees that our affiliate will continue to advance funds to the Company or that the Company will be successful in raising funds from third parties to sustain our operations.

Plan of Operation

The Company’s anticipated plan of operation is to (1) identify and train sales personnel in regions of the country that have advantageous utility company rebate programs, (2) identify and train lighting installation personnel where we have established sales personnel, (3) seek out the best current and incipient solutions in the Energy Efficiency marketplace and become a reseller of those solutions, (4) develop our own solutions for the EE marketplace, and (5) seek to acquire other businesses in the market where such acquisitions makes strategic sense and are accretive to earnings.

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

The Company’s ability to grow its incipient operations is primarily dependent upon its ability to raise additional capital, most likely through the sale of additional shares of the Company’s common stock or other securities. There can be no guarantee that the Company will be able raise additional capital on terms that are acceptable to the Company, or at all.

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

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60,“Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include (a) use of estimates, (b) revenue recognition, (c) going concern, and (d) share based payments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates, judgments and assumptions used in these consolidated financial statements include those related to revenues, accounts receivable and related allowances, contingencies, and the fair values of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

(b) Revenue Recognition

The Company accounts for revenue using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period but no revenues, costs or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.” A contract is considered complete when accepted by the customer. The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility.  Rebate revenue is recognized when a project is completed and the rebate paperwork is submitted to and approved by the utility.

(c) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2016, the Company has a working capital deficit of $310,646, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $7,951,648. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through March 2018.

The Company is dependent upon, among other things, obtaining additional financing to continue operations and to execute its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(d) Share-Based Payments

Certain employees, officers, directors, and consultants of the Company participate in incentive plans that provide for granting stock options and performance-based awards. Time based stock options generally vest in equal increments over a two -year period and expire on the third anniversary following the date of grant. Performance-based stock options vest once the applicable performance conditions are satisfied.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

The Company recognizes stock-based compensation for equity awards granted as selling, general and administrative expense in the consolidated statements of operations.

The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

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

Our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers , or ASU 2014-09. Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. In July 2015, the FASB approved a one-year deferral of the effective date for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard became effective in the first annual period ending after December 15, 2016. Management has evaluated the potential impact of the adoption of this standard and believes its adoption has no impact on our consolidated statements of financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have any effect on the Company’s financial statements for the period ended December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the years ended December 31, 2016 and 2015, are presented in a separate section of this report following Item 15.

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

As of December 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our principal executive officer and our principal financial officer, who is the same person, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report for the reasons discussed below.  In light of the conclusion that our internal controls were ineffective as of December 31, 2016, we have applied processes and procedure as necessary to insure reliability of our financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations framework. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles for the reasons discussed below.

Our board of directors for the period had one member. We do not have a formal audit committee and there is a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2017.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

Set forth in the table below are the names, ages and positions of each person on our Board:

Name	Age	Position
Richard Mikles	60	Chairman
Christopher J. Floyd	54	CEO, CFO, director
Arthur Fillmore	68	Director and General Counsel
Kevin Harrington	60	Director

Rick Mikles, Chairman
Mr. Mikles was the co-CEO of Ideal Image and co-founded the Company in 2001. He was initially responsible for managing the day-to-day operations of Ideal Image’s Tampa location until mid-2003 when the focus shifted to franchising the model. In this position, Mr. Mikles developed the Company’s marketing and branding message through radio and billboard advertisements. He named the company “Ideal Image” and designed the original Ideal Image center concept, including its “look and feel.” Mr. Mikles also developed Ideal Office, the Company’s proprietary core management tool, and launched the first version of the system in 2003. In addition, he has worked to develop the Ideal Image corporate brand and the I-Learn training system. In 2011 Mikles and co-founder Joseph Acebal became winners of the Ernst & Young entrepreneur of the year for the State of Florida. Steiner Leisure acquired Ideal Image in 2011 for $175 million dollars.

Christopher J. Floyd, CEO, CFO, Director and Secretary
Mr. Floyd has worked in a variety of financial and operational capacities in startups and turnarounds and as a consultant, investment banker and auditor. He has deep experience in public company reporting, fundraising, and transactions. Since 2012 he has run several companies as well as worked for a number of clients performing financial modeling, fundraising, accounting and strategic and business planning engagements. In 2010 and 2011 Mr. Floyd was the CFO for Blackhawk Healthcare, a $75 million revenue hospital group. Hired to effect a turnaround of the business, he created and implemented the plan, driving a $600K monthly net loss to a $100K monthly net income in four weeks. Mr. Floyd then negotiated the sale of the company, eliminating a $4 million personal liability to the Chairman. Previously, Mr. Floyd co-founded and lead Progressive Medical Care in New Orleans, a successful multi-physician clinic.  Prior to that he worked as COO, CFO and as a consultant at a number of companies. Following the fall of the Berlin Wall, Mr. Floyd worked for Ernst & Young in Berlin, Germany, performing audit and privatization engagements. Mr. Floyd has a Master of Business Administration from the Wharton School of the University of Pennsylvania, 1991. He has a Bachelor of Science in Electrical Engineering from the University of South Florida, 1986.

Art Fillmore, Director and General Counsel
Mr. Fillmore has a distinguished career, practicing law for more than 40 years in the areas of mergers and acquisitions, capital formation, financial transactions and securities law.  Mr. Fillmore has represented, on a national basis, many public and privately held companies in areas ranging from startup formation to going public to acquiring other companies or being acquired.  He has been recognized as Super Lawyers of Missouri and was named One of 50 Missourians You Should Know by Ingram’s Magazine in 2014.  He has also been named Best in Bar and one of 10 Legal Leaders of Kansas City.  He has also served as Chairman and CEO of a microprocessor miniaturization company in San Diego, California.

Prior to entering Law School, where he was the Managing Editor and Lead Article Editor of the Missouri Law Review, he served in the United States Army, where he achieved the rank of Captain.  He is a combat veteran of Vietnam, where he received numerous awards, including several Bronze Stars, and is a member of the United States Army Artillery School Hall of Fame.  Mr. Fillmore is a passionate veterans’ advocate, chairing several foundations which assist homeless and disabled veterans.

Kevin Harrington, Director
Kevin Harrington has been a successful entrepreneur over the last 40 years.  He is an Original Shark on the ABC hit, Emmy winning TV show, “Shark Tank.” He is also the Inventor of the Infomercial, As Seen On TV Pioneer, Co- Founder of the Electronic Retailers Association (ERA) and Co- Founder of the Entrepreneurs’ Organization (EO). Kevin has launched more than 20 businesses that have grown to over $100 million in sales each. He has been involved in more than a dozen public companies, and has launched over 500 products generating more than $5 billion in sales worldwide with iconic brands and celebrities such as Jack Lalanne, Tony Little, George Foreman, and the new I-Grow hair restoration product on QVC. Kevin has extensive experience in business all over the world, opening distribution outlets in over 100 countries worldwide. His success led Mark Burnett to hand pick Kevin to become an Original Shark on Shark Tank where he filmed over 175 segments.

Kevin got his start as a young entrepreneur in the early 80’s when he invested $25,000 and launched Quantum International. This turned into a $500 million per year business on the New York Stock Exchange and drove the stock price from $1 to $20 per share. After selling his interest in Quantum International, he formed a joint Venture with the Home Shopping Network, called HSN Direct, which grew to hundreds of millions of dollars in sales. Entrepreneur Magazine has called him one of the top Entrepreneurs of our time.

Aside from speaking to audiences across five continents, Kevin’s influence has reached over 100 million people through his multi-media presence and industry dominance. A prominent business thought leader, he is often featured and quoted as a business leader in the Wall Street Journal, New York Times, USA Today, CNBC, Forbes, Inc., Entrepreneur, Fortune, The Today Show, Good Morning America, CBS Morning News, The View, Squawk Box, Fox Business, and more. He is a regular contributor to Forbes.com and Inc.com, and has published acclaimed books like Act Now! How I Turn Ideas Into Million Dollar Products as well as the best seller, Key Person of Influence.  As co-founder of the EO (Entrepreneurs Organization), he has grown this organization to 45 countries and thousands of members, generating over $500 Billion of member sales. In 1990 he co founded the global direct to consumer organization and trade show, the Electronic Retailers Association (ERA). Today ERA is the exclusive trade association to represent a global $350 billion direct-to-consumer market place, encompassing 450 different companies in 45 countries.

EXECUTIVE OFFICERS

Set forth in the table below are the names, ages and positions of each executive officer of the company:

Name	Age	Position
Christopher J. Floyd	54	CEO, CFO
Dave Baker	40	COO

Christopher J. Floyd, CEO, CFO
Biographical information for Mr. Floyd is set forth above under “Directors”.

Dave Baker, COO
Mr. Baker has had a distinguished career in upper level management for several firms and as a founder of his own companies, exhibiting leadership and creativity in driving revenue growth and customer satisfaction.  From 2007 to 2016, Mr. Baker was partner in Prevail Property Management, a top property services company, responsible for sales, marketing and operations, during which time sales growth ranged from 20% to over 100% per year.  In 2004 Mr. Baker founded Extreme Green, a property services company, which he grew from startup to over 2,300 clients in three years before selling the business.  From 1995 through 2003, Mr. Baker held several positions in sales and marketing and sales management with TruGreen Chemlawn, a Fortune 500 company, where he was ranked in the top three out of 3,500 sales members for nine years.  He was key in developing and rolling out many successful sales campaigns and implementing operational procedures to successfully drive revenue and customer satisfaction.  In addition, Mr. Baker was crucial in the recruiting and training of new team members.

Meetings of the Board of Directors

As noted above, the Company’s prior officer and director resigned in February 2016 and new board member replaced him.

The Board of Directors and Committees

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director.  Currently, the Company has four board members.

Audit Committee

As of the date of this Report, we did not have a standing Audit Committee. We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in the regulations of the SEC. The Audit Committee’s duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. As of the date of this Report, we did not have an audit committee financial expert although we intend to review this issue as the Company grows, especially as the Company implements a standing Audit Committee.

Compensation Committee

The Board formed its Compensation Committee in February 2017, comprising Mr. Fillmore and Mr. Mikles serving as Chairman and member of the Committee, respectively. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers any stock option plans that we may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the filing date of this Report, we did not have a standing Nominating and Corporate Governance Committee. We intend to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at our annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Code of Ethics

As of the filing date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics during the second or third quarter of 2017.

Corporate Governance

As of the filing date of this Annual Report, we had four directors and two officers. The Company intends to approve an Internal Control Manual so that management has an organizational guide for the purpose of establishing policy toward Company-wide treatment of check writing and receiving, as well as the items relating to disclosure to shareholders and regulators.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Directors’ Compensation

There was no compensation in 2015 or 2016 for our sole employee director, Mr. Floyd.  The following table summarizes the compensation earned by and paid to our non-employee director for the year ended December 31, 2016:

	Fees Earned
	or Paid	Option	Stock	All Other	Total
Director	in Cash	Awards (1)	Awards (2)	Compensation	Compensation

Arthur Fillmore	$-	$78,000	$120,000	$-	$198,000
Director & General Counsel

(1)
Mr. Fillmore’s firm, AEGIS Professional Group, was granted 2,000,000 options to purchase shares of the Company’s common stock upon Mr. Fillmore’s appointment as director and General Counsel to the Company on December 31, 2016.  These options have a strike price of $0.10 and an expiration of three years from the date of issue.

(2)
Mr. Fillmore was granted 3,000,000 shares of Company common stock upon his appointment as director and General Counsel to the Company on December 31, 2016.  These shares were valued at $120,000 ($0.04 per share, the closing price of the trading price on that date).

There are no other formal or informal arrangements or agreements to compensate directors for services provided as directors.

ITEM 11. EXECUTIVE COMPENSATION

The Company was formed in January 2013. No executive received any compensation in 2015.  The following table gives forth the compensation for our two executives as of December 31, 2016.

Name and Principal				Option	Stock	Total
Position	Year	Salary	Bonus	Awards (1)	Grants (2)	Compensation

Christopher J. Floyd	2016	$17,000	$-	$-	$-	$17,000
Chief Executive Officer and	2015	$-	$-	$-	$-	$-
Chief Financial Officer

Dave Baker	2016	$23,077	$10,000	$275,000	$300,500	$578,077
Chief Operating Officer	2015	$-	$-	$-	$-	$-

(1)
Mr. Baker received a grant of 5,000,000 options to purchase shares of common stock of the Company in conjunction with his employment agreement.  These options have a strike price of $0.10 per share and a three year expiration.

(2)
Mr. Baker received a grant of 500,00 shares of the Company’s common stock upon executing his employment agreement on September 28, 2016.  These shares were valued at $30,500 ($0.061 per share, the closing price of the trading price on that date).  Mr. Baker received a grant of 4,500,00 shares of the Company’s common stock upon his promotion to Chief Operating Officer on December 1, 2016.  These shares were valued at $270,000 ($0.060 per share, the closing price of the trading price on that date).

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

The Company does not have a standing audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of March 23, 2017, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

			Number of	Total
Name and Address	Shares		Outstanding	Beneficial	Percent of
of Beneficial Owner	Owned		Options Owned	Ownership	Class*

Christopher J. Floyd	65,150,000	(1)	-	65,150,000	32.6%
CEO, CFO, director, Secretary

Lone Cypress, LLC	55,150,000		-	55,150,000	27.6%
6102 S. MacDill Avenue
Tampa, FL 33611

Dave Baker	5,000,000		5,000,000	10,000,000	4.9%
COO

Richard Mikles	5,000,000		9,000,000	14,000,000	6.7%
Chairman

Arthur Fillmore	3,000,000		2,000,000	5,000,000	2.5%
Director and General Counsel

Kevin Harrington	2,000,000		4,000,000	6,000,000	2.9%
Director

Officers and Directors as a Group (5 Persons)	80,150,000		20,000,000	100,150,000	41.7%

*The percent of class is based on 200,150,000 shares of common stock issued and outstanding as of March 23, 2017.

(1)
Includes 10,000,000 shares of common stock owned directly by Mr. Floyd, and 55,150,000 shares of common stock owned by Lone Cypress, LLC, an entity of which Mr. Floyd is the sole managing member and of which Mr. Floyd exercises sole voting and dispositive control. Mr. Floyd disclaims beneficial ownership of the shares owned of record by Lone Cypress, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RELATED PERSONS

As noted above, pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi each agreed to sell 100% of the shares of the Company’s common stock owned by them to B2 or its designees. Mr. Trabelsi sold 45,800,000 shares of the Company’s common stock, and Mr. Telsi sold 9,500,000 shares of the Company’s common stock. The aggregate purchase price paid for the 55,300,000 shares was Three Hundred Fifteen Thousand Dollars ($315,000). B2’s designee, Lone Cypress LLC, owns shares representing approximately 27.6% of the outstanding common stock.  Mr. Floyd is an officer of Lone Cypress LLC.

Other than these, to the Company’s knowledge, no Selling Stockholder has, or had, any material relationship with our officers or directors.

Director Independence

As of the date of this Report, we had three independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Markets, which does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2016, the Company’s executive officers, directors and 10% stockholders were required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

To the best knowledge of the Company’s current management, based solely on their review of the copies of the reports received by the Company and written representations from certain reporting persons, we note that all of our directors, executive officers, and greater than 10 percent shareholders have filed all required reports during or with respect to the year ended December 31, 2016, on a timely basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As noted above, on March 9, 2016, the Company’s Board of Directors approved the Company’s dismissal of Weinstein & Co. (“Weinstein”) as independent auditors for the Company and its subsidiaries. Weinstein was the Company’s independent registered public accounting firm through March 9, 2016.

Weinstein Audit Fees
The aggregate fees billed or to be billed by Weinstein for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $6,571 for the year ended December 31, 2015.

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

As noted above, on March 9, 2016, the Company’s Board of Directors approved the Company’s engagement of Frazier and Deeter, LLC (“Frazier”) as independent auditors for the Company and its subsidiaries.

Frazier Audit Fees
The aggregate fees billed or to be billed by Frazier for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $27,500 for the year ended December 31, 2016.

Frazier Audit Related Fees
There were no fees billed by Frazier for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2016.

Frazier Tax Fees
There were no fees billed by Frazier for professional services for tax compliance, tax advice, tax planning for the year ended December 31, 2016.

All Other Fees
There were no fees billed by Frazier for other products and services for the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Znergy, Inc.

We have audited the accompanying consolidated balance sheets of Znergy, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative working capital, a stockholders’ deficit and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

April 6, 2017

Tampa, Florida

ZNERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$40,507	$1,279
Accounts receivable	79,612	-
Prepaid expenses	3,750	-
Inventory	192,105	-
Total current assets	315,974	1,279

Properties held for sale	-	1,897,000
Equipment and furniture, net	2,567	-
Intangible assets, net	1,845	4,345

TOTAL ASSETS	$320,386	$1,902,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$284,930	$20,799
Accrued expenses	139,336	61,354
Customer deposits	6,605	-
Advances	60,000	-
Loan from related party	135,749	860,743
Total current liabilities	626,620	942,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 193,150,000 and 330,000,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	19,315	33,000
Additional paid-in-capital	7,626,099	7,897,200
Accumulated deficit	(7,951,648)	(6,970,472)
Total stockholders' deficit	(306,234)	959,728

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$320,386	$1,902,624

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$196,828	$-
Cost of revenue	151,546	-
Gross profit	45,282	-

Selling, general and administrative expenses	1,033,595	469,473

Loss from operations	(988,313)	(469,473)

Other income (expense)
Other income	7,137	-
Interest expense	-	(40,998)
Purchased research and development	-	(5,988,000)
Total other income	7,137	(6,028,998)

Provision for income taxes	-	-

Net loss	$(981,176)	$(6,498,471)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding during the year - basic and diluted	197,543,151	227,315,068

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2014	200,000,000	$20,000	$1,522,200	$(472,001)	$1,070,199

Common stock issued for services at a price of $0.04 per share	10,000,000	1,000	399,000	-	400,000

Common stock issued for acquisition of Global ITS, Inc. at a price of $0.049 per share	120,000,000	12,000	5,976,000	-	5,988,000

Net loss	-	-	-	(6,498,471)	(6,498,471)

Balance at December 31, 2015	330,000,000	33,000	7,897,200	(6,970,472)	959,728

Common stock retired upon exchange of real estate assets	(149,950,000)	(14,995)	(1,004,897)	-	(1,019,892)

Contributed services	-	-	10,760	-	10,760

Issue shares for services	13,100,000	1,310	925,190	-	926,500

Deferred compensation	-	-	(208,333)	-	(208,333)

Stock options	-	-	6,180	-	6,180

Net loss	-	-	-	(981,176)	(981,176)

Balance at December 31, 2016	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(981,176)	$(6,498,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,733	1,250
Common stock issued for purchased research and development	-	5,988,000
Common stock and options issued for services	724,346	400,000
Contributed services	10,760	-
Bank fees and interest paid by related party	-	41,000
Accounts receivable	(79,612)	-
Inventory	(192,104)
Prepaid expenses	(3,750)	300
Accounts payable & accrued expenses	365,399	58,529
Deferred revenue	6,605	-
Net cash used in operating activities	(146,799)	(9,392)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Equipment & furniture	(2,800)	-
Cash acquired with acquisition	-	100
Net cash (used in) provided by investing activities	(2,800)	100

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) advances from third parties	60,000	-
Proceeds (repayment) advances from related party	128,827	7,571
Net cash provided by financing activities	188,827	7,571

INCREASE (DECREASE) IN CASH	39,228	(1,721)

CASH, BEGINNING OF YEAR	1,279	3,000

CASH, END OF YEAR	$40,507	$1,279

Supplemental Disclosures
Interest paid in cash for the period	$-	$-
Income taxes paid in cash for the period	$-	$-

Non-cash investing and financing activities:
Net liabilities assumed in acquisition	$-	$1,527
Related party loans - direct payments for real property	$-	$415,000
Real property acquired with bank loan	$-	$385,000
Direct repayment of bank loan by related party	$-	$385,000
Transfer of assets and liabilities to related party for return of common shares	$1,019,893	$-

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc., (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated on January 23, 2013. The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.

On October 26, 2015 the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc. in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing. On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  The Company is now focused solely on the EE marketplace with an emphasis on LED retrofitting and relamping.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates, judgments and assumptions used in these consolidated financial statements include those related to revenues, accounts receivable and related allowances, contingencies, and the fair values of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

Cash
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation.

Revenue Recognition
The Company accounts for revenue using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period but no revenues, costs or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”  A contract is considered complete when accepted by the customer.

The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility. Rebate revenue is recognized when a project is completed and the rebate paperwork is submitted to and approved by the utility.

Accounts receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on their assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance account and a credit to accounts receivable.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Inventory
Inventory consists of a variety of LED lamps, all of which are valued at the lower of actual costs from our suppliers or market.

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

As of December 31, 2015 the Company’s real estate assets consist of land held for sale which is not subject to depreciation (see Notes 6 and 10).

Furniture, fixtures equipment
Furniture, fixtures and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight line basis over the estimated useful lives of the assets.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. At December 31, 2016 and 2015, the Company believes that no impairment of its long-lived assets is required.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. At December 31, 2015 and 2016, any potentially dilutive shares (consisting of 7,400,000 options) were not considered in the calculation of the loss per share as their effect would be anti-dilutive.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Stock-Based Compensation
Certain employees, officers, directors, and consultants of the Company participate in incentive plans that provide for granting stock options and performance-based awards. Time based stock options generally vest in equal increments over a two -year period and expire on the third anniversary following the date of grant. Performance-based stock options vest once the applicable performance conditions are satisfied.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

The Company recognizes stock-based compensation for equity awards granted as selling, general and administrative expense in the consolidated statements of operations.

The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date of grant multiplied by the number of shares awarded. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2016, the Company does not believe a liability for any unrecognized tax benefits exists.

The Company has not filed required income tax returns to date.  While for federal income tax purposes the net operating losses would eliminate the federal income tax liability, we may be subject to penalties and minimum state income tax.

All tax periods from inception remain open to examination by taxing authorities due to the non-filing and the net operating losses.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. In July 2015, the FASB approved a one-year deferral of the effective date for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 explicitly requires a company’s management to assess an entity’s ability to continue as a going concern for one year from the date of issuance of our financial statements, and to provide related footnote disclosures in certain circumstances. The new standard became effective in the first annual period ending after December 15, 2016. Management has evaluated the potential impact of the adoption of this standard and believes its adoption has no material impact on our consolidated statements of financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have any material effect on the Company’s financial statements for the period ended December 31, 2016.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has a working capital deficit of $310,646, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $7,951,648. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through March 2018.

The Company is dependent upon, among other things, obtaining additional financing to continue operations and to execute its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 4 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as an intangible asset.

NOTE 5 – REAL ESTATE HELD FOR SALE AND DEVELOPMENT

During March 2013, the Company entered into a standard Land Purchase and Sale Agreement with the Mazzal Trust, a related party, for the acquisition of land and buildings located in Taunton, MA for the purchase price of one hundred and fifty million shares of common stock in the Company. The land was originally been recorded at $1,500,000 by the Company and the carrying amount was subsequently reduced to $1,072,000 to reflect the actual cost to the Mazzal Trust.

The property title was transferred on May 29, 2013, in accordance with the Land Purchase and Sale Agreement. This property had originally been classified as land held for development and was reclassified as held for sale upon our decision to sell it. The land includes costs attributable to the development activities; such as land, architect, engineering and construction costs amounting to $25,000.

During April, 2015, the Company acquired a parcel of land located in West Roxbury MA for the purchase of $800,000 from a third party. The purchase price was paid with a loan from a bank in the amount of $385,000 and a loan from a related party in the amount of $415,000. The bank loan was paid off on September 30, 2015, by the related party and the balance paid including accrued interest was added to his related party loan (see Notes 6 and 11). At December 31, 2015, all real estate held by the Company was classified as real estate held for sale.

NOTE 6 – LOAN WITH RELATED PARTY

	December 31, 2016	December 31, 2015
Loans with related parties:
Mazzal Holding Corp. affiliates	$-	$860,743
Znergy, Inc. officers and stockholders	135,749	-
TOTAL	$135,749	$860,743

The above loans are unsecured, bear no interest and are repayable on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On January 15, 2015 Mazzal Holding Corp. adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of our common stock may be issued under the terms and conditions of the Plan .

On January 23, 2015, the Company increased its authorized shares of common stock to 500,000,000.

On January 26, 2015, the Board authorized a 10 for 1 forward stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On April 7, 2015, the Company issued 10,000,000 shares of common stock for services registered on Form S-8. These shares were valued at the trading price of the shares of $.04 on the date it was agreed that the shares would be issued of $400,000.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On October 26, 2015, the Company entered into a Share Exchange Agreement with Global ITS, Inc. (Global), and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of its common shares valued at the trading price of our common stock of $5,988,000 for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares.

On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. These shares returned to the Company were canceled.

On June 6, 2016, the Company issued 5,000,000 shares of common stock for future services registered on Form S-8. These shares were valued at $0.10 per share ($500,000), the closing price of the shares on that date. The value of these shares has been booked as Deferred Compensation which is being amortized over the one-year term of the agreement.

On September 28, 2016, the Company entered into an employment agreement with Dave Baker (see Note 12) to serve as our Senior Vice President.  As part of the agreement, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, which shares were valued at $30,500 ($0.061 per share, the closing price of the shares on the date of grant) and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share (the “Options”).  The Options have a three-year expiration and vest one option for every two dollars in revenue recognized by the Company.

On November 12, 2016, in conjunction with the execution of an Advisory Agreement, the Company issued to Renitia Bertoluzzi 100,000 shares of its common stock, vested immediately, which shares were valued at $6,000 ($0.060 per share, the closing price of the shares on the date of grant) and options to purchase up to 400,000 shares of common stock of the Company at a price of $0.10 per share.  The options vest in equal amounts over the eight quarters following the date of execution of the Advisory Agreement.

On December 1, 2016, in conjunction with his promotion to Chief Operating Officer, the Company issued to Dave Baker 4,500,000 shares of its common stock, vested immediately, which shares were value at $270,000 ($0.060 per share, the closing price of the shares on the date of grant).

On December 31, 2016 the Company appointed Arthur Fillmore to the board of directors as well as General Counsel to the Company. In conjunction with his appointment, the Company issued to Mr. Fillmore 3,000,000 shares of its common stock vested immediately, which shares were valued at $120,000 ($0.040 per share, the closing price of the shares on the date of grant).  Concomitantly, the Company entered into a consulting agreement with Mr. Fillmore’s employer, AEGIS Professional. This consulting agreement has a term of three years. Upon executing the agreement, the Company issued AEGIS Professional an option to purchase 2,000,000 shares of its common stock at $0.10 per share and a term of 3-years.

There were no options issued or outstanding as of December 31, 2015.  The following table shows the stock option activity during the year ended December 31, 2016:

	Number Of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	-
Changes during the year:
Granted - at market price	7,400,000	0.10
Exercised	-	0.10
Expired	-	0.10
Options outstanding at end of year	7,400,000	0.10
Options exercisable at end of year	112,359
Weighted average fair value of options granted during the year	$375,800

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2% risk-free rate and volatility of 205%.  Costs incurred in respect of stock based compensation for employees, advisors and consultants, for the years ended December 31, 2016 and 2015 were $724,347 and $-0- respectively. Deferred compensation cost related to common stock issuances was $208,333, which amount is expected to be recognized over approximately 5 months and unrecognized compensation costs related to options was $369,620 which is expected to be recognized over approximately 22 months.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

As of December 31, 2016, none of the currently exercisable stock options had intrinsic value. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on December 31, 2016 of $0.04 per share. There were no in-the-money options outstanding and exercisable as of December 31, 2016, since the exercise prices of the stock options outstanding and expected to vest were all greater than the fair value of our common stock.

The following table presents changes in the number of non-exercisable options during 2016:

Non-exercisable options	Number Issued	Average Exercise Price

Total non-exercisable options outstanding - December 31, 2015	-
Options issued	7,400,000	0.10
Options expired	-	0.10
Options cancelled	-	0.10
Options vested	(112,359)	0.10
Total non-exercisable options outstanding - December 31,2016	7,287,641

NOTE 8 – INCOME TAXES

No provision was made for federal income taxes since the Company has net operating losses for which the related deferred tax asset has been offset by a full valuation allowance. At December 31, 2016, the Company had operating loss carryforwards of approximately $630,968 as shown in the table below:

Accumulated deficit	$7,951,648
Shares and options issued for services	(1,332,680)
Shares issued for purchased research in acquisition	(5,988,000)
Operating loss available to offset income	$630,968

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

Income Tax at Statutory Rate	34%
Effect of Valuation Allowance	(34%)
-

NOTE 9 – ACQUISITION

On October 26, 2015, the Company entered into a Share Exchange Agreement (the Agreement) with Global ITS, Inc. (Global), a Wyoming corporation and its wholly owned subsidiary Znergy, Inc (Znergy) a Florida corporation and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of our common shares (the Company Shares) for 24,000,000 Global common shares held by Global’s shareholders representing 100% of Global’s outstanding shares (the Share Exchange). Global’s financial results are consolidated with Mazzal’s as of the acquisition date. Global’s and Znergy’s operations were nominal since their inceptions. The transaction was accounted for as a business combination.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Fair values of the assets acquired and liabilities assumed in acquisition of Global are summarized below:

Current assets – cash	$100
Intangible assets	5,595
Total assets acquired	5,695
Current liabilities	7,222
Net liabilities assumed	1,527
Purchased research and development	5,988,000
Purchase price	$5,989,527

The Consideration consisted of the issuance of 120,000,000 common shares with a fair value of $5,988,000 which was expensed as purchased research and development.

The unaudited results of operations had the acquisition been made at the beginning of 2015 would have been as follows:

2015:
Revenue	$-
Net loss	$(6,499,000)
Net loss per share	$(0.03)

NOTE 10 – SALE OF REAL ESTATE AND RETIREMENT OF COMMON STOCK

On February 9, 2016, the Company agreed to sell to the Mazzal Trust (the “Trust”) all of its real property with a carrying value of $1,897,000 and the Trust assumed the related party loan with a carrying value of $860,743 and accounts payable and accrued expenses with a carrying value of $16,364. In exchange the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust and the Company canceled the 149,950,000 shares of common stock conveyed by the Trust.

In connection with his sale of his and Mr. Telsi’s shares, Mr. Trabelsi appointed Christopher J. Floyd to the Board of Directors of the Company. Mr. Trabelsi also appointed Mr. Floyd as the CEO, CFO, and Secretary of the Company. Following Mr. Trabelsi’s appointment of Mr. Floyd to the boards of directors and as an officer of the Company, Mr. Trabelsi resigned from all positions with the Company effective immediately.

NOTE 11 – LEGAL ISSUES

16(b) Litigation
On September 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

VStock Transfer Communications
On January 26, 2017, the Company received an email from its transfer agent, VStock Transfer, LLC, (“VStock”) informing the Company that it had been served with a Summons and Complaint (B2 Opportunity Fund (“B2”) v. Trabelsi et al. - Index No.:17-CV-10043, the “Claim”) and further stating that the Company was obligated to indemnify VStock for fees and expenses incurred in defending the Claim.  The Company responded on February 24, 2017 stating that (1) we reviewed the Transfer Agent and Registrar Agreement between Mazzal and VStock dated May 20, 2014 and that in Article VI(c) of that agreement it states that indemnification will not be offered if the acts of VStock constitute bad faith or gross negligence, (2) we reviewed the lawsuit filed by B2 against VStock and others and find that VStock’s actions constitute gross negligence and perhaps bad faith, and we therefore deny indemnification of VStock relating to the Claim, and (3) should VStock take any action to seek indemnification by Znergy in any manner, Znergy will either join B2 in its lawsuit or will file an action on its own.  The Company terminated its agreement with VStock.  Management cannot at this time estimate what, if any, financial impact this matter will have on the Company.

NOTE 12 – COMMITMENTS AND CONCENTRATIONS

The Company at this time has one principal supplier.  All EE sales were made in the fourth quarter of 2016 and aggregated $182,127. 82% of the Company’s revenue was generated from one customer and 91% of accounts receivable consisting of rebates is due from one utility.

The Company has no leases and no employment agreements other than that with our Chief Operating Officer, Mr. Baker.  Mr. Baker’s agreement, dated September 28, 2016, has a term of three years, specifies an annual base salary of $100,000 which salary will be reviewed by the Compensation Committee of the Board of Directors by April 15, 2017 and annually thereafter, a signing bonus of $10,000 and a bonus in January 2017 equal to 6% of the total revenue generated by Mr. Baker in the fourth quarter of 2016.  In addition, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share (the “Options”).  The Options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.

NOTE 13 – SUBSEQUENT EVENTS

On January 23, 2017 the Company entered into a consulting agreement with Venture Legal Services, PLLC, to provide legal and strategic advisory services for the Company.  In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at a price of $0.10 per share.  The options have an expiration of three years from the date of issue and vest one option for every two dollars of revenue recognized by the Company on a quarterly basis.

On January 26, 2017 the Company appointed Richard Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.  Concomitantly, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company.  Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options to vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 31, 2017 the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.

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

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated by reference)

10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 12, 2016, and incorporated by reference)

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ZNERGY, INC.:

By:  /s/ Christopher J. Floyd
         Christopher J. Floyd
         President, CEO, CFO, Director
         (Principal Executive Officer, Principal Financial Officer)

         Date: April 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 6, 2017	By: /s/ Christopher J. Floyd
Christopher J. Floyd
President, CEO, CFO, Director
(Principal Executive Officer, Principal Financial Officer)