Form 10-Q
period 2017-03-31
Znergy, Inc.
filed 2017-05-11
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

800-931-5662
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

Yes ☐                               No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

On May 10, 2017, there were 200,150,000 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS:

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited), and December 31, 2016	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	5

Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2017 (unaudited) and for the year ended December 31, 2016	6

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	7

Notes to Condensed Consolidated Unaudited Interim Financial Statements	8

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$18,494	$40,507
Accounts receivable	116,690	79,612
Prepaid expenses	2,500	3,750
Inventory	190,694	192,105
Total current assets	328,378	315,974

Furniture & equipment, net	2,333	2,567
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$332,556	$320,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$281,857	$284,930
Accrued expenses	126,385	139,336
Customer deposits	-	6,605
Advances from third parties	80,750	60,000
Loan from related party	143,622	135,749
Total current liabilities	632,614	626,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 200,150,000 and 193,150,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	20,015	19,315
Additional paid-in-capital	8,409,588	7,626,099
Accumulated deficit	(8,729,661)	(7,951,648)
Total stockholders’ deficit	(300,058)	(306,234)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$332,556	$320,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31,	March 31,
	2017	2016

Revenue	$143,679	$6,080
Cost of revenue	58,046	-
Gross profit	85,633	6,080

Selling, general and administrative expenses	863,646	37,320

Loss from operations	(778,013)	(31,240)

Provision for income taxes	-	-

Net loss	$(778,013)	$(31,240)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	196,015,000	245,245,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2016	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

Shares issued for services	7,000,000	700	724,300	-	725,000

Stock options	-	-	59,189	-	59,189

Net loss				(778,013)	(778,013)

Balance at March 31, 2017	200,150,000	$20,015	$8,409,588	$(8,729,661)	$(300,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)

	March 31,	March 31,
	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(778,013)	$(31,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	1,250
Common stock and options issued for services	784,189	-
Contributed services	-	10,640
Accounts receivable	(37,078)	(3,280)
Prepaid expenses	1,250	-
Inventory	1,411	-
Accounts payable & accrued expenses	(16,024)	1,644
Customer deposits	(6,605)	-
Net cash used in operating activities	(50,636)	(20,986)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash transferred to prior shareholder	-	(1,213)
Net cash used in investing activities	-	(1,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from third parties	20,750	-
Proceeds from loan from related party	7,873	26,300
Net cash provided by financing activities	28,623	26,300

INCREASE (DECREASE) IN CASH	(22,013)	4,101

CASH, BEGINNING OF PERIOD	40,507	1,279

CASH, END OF PERIOD	$18,494	$5,380

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$-	$1,018,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited condensed consolidated financial statements for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.

The results of operations presented in this quarterly report are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair presentation of the results of all interim periods reported herein.

Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a working capital deficit of $304,236, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $8,729,661. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through March 2018.

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

NOTE 3 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as a non-amortizing intangible asset.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

NOTE 4 – LOANS FROM RELATED PARTY

	March 31, 2017	December 31, 2016
Loans from related party	$143,622	$135,749

The above loans at March 31, 2017 are from B2 Opportunity Fund, LLC, a major shareholder of the Company, and are unsecured, bear no interest and are repayable on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

On January 25, 2017 the Company appointed Richard Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue. Concomitantly, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company.  Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options to vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 27, 2017 the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.

On February 2, 2017 the Company entered into a consulting agreement with Venture Legal Services, PLLC, to provide legal and strategic advisory services for the Company. In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at a price of $0.10 per share. The options have an expiration of three years from the date of issue and vest one option for every two dollars of revenue recognized by the Company on a quarterly basis.

Options

There were 7,400,000 options issued and outstanding as of December 31, 2016. The following table shows the stock option activity during the period ended March 31, 2017:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Options outstanding at beginning of year	7,400,000
Changes during the period:
Granted - at market price	15,000,000	$0.10
Exercised	-
Expired	-
Options outstanding at end of period	22,400,000	$0.10
Options exercisable at end of period	882,181
Weighted average fair value of options granted during the period	$1,244,000

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.49% risk-free rate and volatility of 238%. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the period ended March 31, 2017 was $59,189.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 (UNAUDITED)

Deferred compensation cost related to common stock issuances was $83,333, which amount is expected to be recognized over approximately 2 months and unrecognized compensation costs related to options was $1,554,432 which is expected to be recognized over approximately 19 months.

NOTE 6 – LITIGATION

16(b) Litigation
On September 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”), declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred within six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

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

NOTE 7 – SUBSEQUENT EVENTS

Since the end of the current Reporting Period, the Company has initiated a private placement of its securities under Rule 505 of Regulation D.  Under the terms of this offering, the Company will offer less than 7,000,000 of restricted shares to qualified investors (“Investors”).  Investors who elect to purchase these securities would receive restricted shares issued by the Company at a price of $.075 per share.  Additionally, for each such restricted share purchased by an Investor, the Investor would receive one warrant to purchase another restricted share of the Company for $.15 per share.  The term of the warrant would be one year.  One such sale and purchase under the offering occurred on May 3, 2017, when an Investor purchased  500,000 restricted shares for $37,500 and was issued warrants to purchase an additional 500,000 restricted shares for $.15 per share.  The warrants will expire on May 2, 2018.

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

Results of Operations

The Company had revenues of $143,679 and $6,080 for the three-month periods ended March 31, 2017, and March 31, 2016, respectively.  Revenues in 2017 comprise LED installation projects and associated rebates from utilities.

The Company incurred costs of revenue of $58,046 and $-0- for the three-month periods ended March 31, 2017, and March 31, 2016, respectively.  Costs of revenue in 2017 comprise primarily LED product and installation costs.

The Company had general and administrative expenses of $863,646 and $37,320 for the three-month periods ended March 31, 2017, and March 31, 2016, respectively. General and administrative expenses in 2017 include a charge of $784,189 for the issuance of stock for services in addition to payroll, audit and legal expenses.

The Company had net losses of $778,013 and $31,240 for the three-month periods ended March 31, 2017 and March 31, 2016, respectively, for the reasons explained above.

Liquidity and Capital Resources

As of March 31, 2017, the Company had total current assets of $328,377 comprising $18,494 in cash, $116,690 in accounts receivable, $2,500 in prepaid expenses and $190,694 in inventory, and total current liabilities of $632,614 comprising $281,857 in accounts payable, $126,385 in accrued expenses, $143,622 in a loan from a related party and $80,750 in advances from third parties. Use of cash for operating activities totaled $50,636 and was primarily for funding an increase in accounts receivable of $37,078 and payments on accounts payable and accrued expenses of $16,024. The primary source of funds was advances from our affiliate in the amount of $7,873 and advances from third parties of $20,750. There are no guarantees that our affiliate will continue to advance funds to the Company or that the Company will be successful in raising funds from third parties to sustain our operations.

Going Concern Discussion

For the year ending December 31, 2016, our auditors issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor’s opinion is based on our suffering recurring losses and having a working capital deficiency. The opinion results from the fact that we have not generated sufficient material revenues. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by and loans from others in our company.

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

As of March 31, 2017, we needed to raise cash to implement our business plan. The amount of funds which the Company needed to raise that management believed would allow us to implement our business strategy is approximately $150,000.

As of March 31, 2017, management believed that generating revenues in the next six to twelve months was important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. No adjustments have been made to the financial statements to reflect our doubt to continue as a going concern.

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

Our management does not expect to incur significant research and development costs in 2017.

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

(c) Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a working capital deficit of $304,236, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $8,729,661. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through March 2018.

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

Our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies included in our Form 10-K filing of December 31, 2016, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have any effect on the Company’s financial statements.

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

Our management identified the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Although we plan to take steps to enhance and improve the design of our internal control over financial reporting, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

On September 26, 2016, the Company filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, the Company alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of the Company at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to the Company all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, the Company has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

On January 26, 2017, the Company received an email from its transfer agent at that time, VStock Transfer, LLC, (“VStock”) informing the Company that it had been served with a Summons and Complaint (B2 Opportunity Fund (“B2”) v. Trabelsi et al. - Index No.:17-CV-10043, the “Claim”) and further stating that the Company was obligated to indemnify VStock for fees and expenses incurred in defending the Claim.  The Company responded on February 24, 2017 stating that (1) we reviewed the Transfer Agent and Registrar Agreement between Mazzal and VStock dated May 20, 2014 and that in Article VI(c) of that agreement it states that indemnification will not be offered if the acts of VStock constitute bad faith or gross negligence, (2) we reviewed the lawsuit filed by B2 against VStock and others and find that VStock’s actions constitute gross negligence and perhaps bad faith, and we therefore deny indemnification of VStock relating to the Claim, and (3) should VStock take any action to seek indemnification by Znergy in any manner, Znergy will either join B2 in its lawsuit or will file an action on its own. The Company terminated its agreement with VStock. Management cannot at this time estimate what, if any, financial impact this matter will have on the Company.

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
Date: May 10, 2017