Form 10-Q
period 2017-06-30
Znergy, Inc.
filed 2017-08-14
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
Yes ☐                                No ☒

On August 9, 2017, there were 226,024,960 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	June 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$645,607	$40,507
Accounts receivable	284,043	79,612
Prepaid expenses	1,250	3,750
Inventory	226,231	192,105
Total current assets	1,157,131	315,974

Furniture & equipment, net	2,100	2,567
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$1,161,076	$320,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$106,901	$284,930
Accrued expenses	108,119	139,336
Customer deposits	3,545	6,605
Advances	-	60,000
Loan from related party	100,967	135,749
Total current liabilities	319,532	626,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 221,324,960 and 193,150,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	22,132	19,315
Additional paid-in-capital	10,929,761	7,626,099
Accumulated deficit	(10,110,349)	(7,951,648)
Total stockholders’ equity (deficit)	841,544	(306,234)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,161,076	$320,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$284,562	$6,160	$428,241	$12,240
Cost of revenue	115,281	-	173,327	-
Gross profit	169,281	6,160	254,914	12,240

Selling, general and administrative expenses	1,549,969	562,749	2,413,615	600,069

Loss from operations	(1,380,688)	(556,589)	(2,158,701)	(587,829)

Provision for income taxes	-	-	-	-

Net loss	$(1,380,688)	$(556,589)	$(2,158,701)	$(587,829)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	204,266,206	181,423,626	201,269,197	213,509,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2016	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

Common Shares and Options issued for services	13,250,000	1,325	1,666,696	-	1,668,021

506b Offering:
Common Shares and Warrants issued for cash	10,600,000	1,059	793,941	-	795,000
Common Shares and Warrants issued for debt conversion	4,324,960	433	843,025	-	843,458

Net loss				(2,158,701)	(2,158,701)

Balance at June 30, 2017	$221,324,960	$22,132	$10,929,761	$(10,110,349)	$841,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,158,701)	$(587,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	2,500
Common stock and options issued for services	1,668,021	500,000
Accounts receivable	(204,431)	(9,440)
Prepaid expenses	2,500	-
Inventory	(34,126)	-
Accounts payable & accrued expenses	318,940	47,436
Customer deposits	(3,060)	-
Net cash used in operating activities	(410,390)	(47,333)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Equipment & furniture	-	(1,213)
Net cash used in investing activities	-	(1,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	795,000	-
Repayment of advances from third parties	(6,000)
Payments of Loan from Related Parties	(260)
Advances from third parties	226,750	48,900
Net cash provided by financing activities	1,015,490	48,900

INCREASE IN CASH	605,100	354

CASH, BEGINNING OF PERIOD	40,507	1,279

CASH, END OF PERIOD	$645,607	$1,633

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$-	$1,018,679
Common Stock and warrants issued for the Conversion of Debt	$843,458	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED)

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, while the Company has a working capital surplus of $837,599, the accumulated losses from operations aggregated $10,110,349 and it continutes to experience operating losses. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2018.

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

NOTE 4 – LOANS FROM RELATED PARTY

	June 30, 2017	December 31, 2016
Loans from related party	$100,967	$135,749

The loan at December 31, 2016 is from B2 Opportunity Fund, LLC, a major shareholder of the Company, and is unsecured, bears no interest and is repayable on demand.  The loan at June 30, 2017 is from our Chairman and is secured by our inventory, bears 4% interest per annum, is due November 15, 2017 and has accrued interest of $967.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

On January 25, 2017 the Company appointed Richard Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock, valued at its trading price and vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue. Concomitantly, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company. Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, valued at its trading price and vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options to vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 27, 2017 the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, valued at its trading price and vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.

On February 2, 2017 the Company entered into a consulting agreement with Venture Legal Services, PLLC, to provide legal and strategic advisory services for the Company. In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at a price of $0.10 per share. The options have an expiration of three years from the date of issue and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Baker, our CEO.  Mr. Baker was granted 5,000,000 shares of common stock of the Company, valued at its trading price and vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Floyd, our CFO.  Mr. Floyd was granted 10,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On June 1, 2017, the Company entered into a service agreement with a provider of investor relations services. Under the agreement, the Company issued 1,000,000 shares of common stock to the provider, valued at its trading price, vesting 500,000 on June 1, 2017, 250,000 shares on October 1, 2017 and 250,000 shares on January 1, 2018.

On June 13, 2017, the Company entered into a service agreement with a provider of bookkeeping, accounting, payroll and human resources services.  Under the agreement, the Company issued 250,000 shares of common stock to the provider, valued at its trading price and vested immediately, and 1,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest evenly over two years.

Private Offerings of Common Stock and Warrants
During the period ended June 30, 2017 the Company completed a private offering of common stock and warrants to accredited and unaccredited investors for gross proceeds of $1,119,372 which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company accepted subscriptions, in the aggregate, for 14,924,960 shares of common stock and one-year warrants to purchase 14,924,960 shares of common stock of which 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock and 4,324,960 warrants were issued for $324,372 in the conversion of debt. Investors received one-year fully vested warrant to purchase up to 100% of the number of shares purchased in the offering. The warrants have an exercise price of $0.15 per share. The purchase price for each share of common stock together with the warrants was $0.075.

Options

There were 7,400,000 options issued and outstanding as of December 31, 2016. The following table shows the stock option activity during the period ended June 30, 2017:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Options outstanding at beginning of year	7,400,000	$0.10
Changes during the period:
Granted - at market price	31,600,000	$0.10
Exercised	-
Expired	-
Options outstanding at end of period	39,000,000	$0.10
Options exercisable at end of period	4,850,149	$0.10
Weighted average fair value of options granted during the period	$3,073,200	$0.10

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.47% average risk-free rate and 238% average volatility. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six-month periods ended June 30, 2017 were $215,374 and $274,563, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six-month periods ended June 30, 2016 were $-0- and $-0-, respectively.

Unrecognized compensation costs related to options was $3,631,029 which is expected to be recognized ratably over approximately 17 months.

Warrants

There were no warrants were issued and outstanding as of December 31, 2016. The following table shows the warrant activity during the period ended June 30, 2017:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Warrants outstanding at beginning of year	-
Changes during the period:
Granted	14,924,960	$0.15
Exercised	-
Expired	-
Warrants outstanding at end of period	14,924,960	$0.15
Warrants exercisable at end of period	14,924,960
Weighted average fair value of warrants granted during the period	$367,662

Total warrant costs incurred during the period	$367,662

Warrants issued were valued using the Black-Sholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, 1.49% risk-free rate and volatility of 238%. Costs incurred in respect of warrants issued to investors for the period ended June 30, 2017 was $367,662.

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

NOTE 7 – SUBSEQUENT EVENTS

On July 10, 2017 the Company entered into an employment agreement with Ryan Smith, 60, to serve as Senior Vice President of the Company. The agreement has a term of three years, and Mr. Smith’s employment with the Company is on an at-will basis.  The agreement specifies an annual base salary of $100,000 and a performance based bonus within 45 days from the end of the Company’s fiscal year as determined by the Compensation Committee of the Board of Directors. In addition, Mr. Smith was granted 3,000,000 shares of common stock of the Company, vested immediately, and was granted 7,000,000 options to purchase common stock of the Company at $0.10 per share (the “Options”). The Options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On July 13, 2017, the Company entered into a service agreement with a provider of tax services.  Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price and vested immediately, and 400,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest evenly over two years.

On July 13, 2017, the Company amended and extended a consulting agreement, originally executed on January 23, 2017, with its Chairman, Rick Mikles.  Under the amended and extended agreement, the Company issued 1,600,000 shares of common stock to Mr. Mikles, valued at its trading price and vested immediately.

On July 22nd, 2017, the Company entered into a purchase agreement for a property located at 808 A South Huntington Street, Syracuse, Indiana.  The agreement stipulates a purchase price of $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There is no interest payable on the balance due.  The square footage of the building is approximately 2,348.  The property also includes 27 storage units generating approximately $19,000 per year rental income.  The Company expects to close on the property in August 2017.

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

Results of Operations

The Company had revenues of $428,241 and $12,240 for the six-month periods ended June 30, 2017, and June 30, 2016, respectively. The Company had revenues of $284,562 and $6,160 for the three-month periods ended June 30, 2017, and June 30, 2016, respectively. Revenues in 2017 comprise LED installation projects and associated rebates from utilities while revenues in 2016 consist of consulting services.

The Company incurred costs of revenue of $173,327 and $-0- for the six-month periods ended June 30, 2017, and June 30, 2016, respectively. The Company incurred costs of revenue of $115,281 and $-0- for the three-month periods ended June 30, 2017, and June 30, 2016, respectively. Costs of revenue in 2017 comprise primarily LED product and installation costs.

The Company had general and administrative expenses of $2,413,615 and $600,069 for the six-month periods ended June 30, 2017, and June 30, 2016, respectively. The Company had general and administrative expenses of $1,549,969 and $562,749 for the three-month periods ended June 30, 2017, and June 30, 2016, respectively. General and administrative expenses in 2017 comprised primarily of $1,688,021 in common stock and options issued for services, $367,662 in warrants issued in the conversion of debt, $73,566 in salaries and wages, and $48,415 in legal and auditing fees. General and administrative costs in 2016 consisted primarily of $522,401 in consulting fees and $54,730 in legal and auditing fees.

The Company had net losses of $2,158,701 and $587,829 for the six-month periods ended June 30, 2017 and June 30, 2016, respectively. The Company had net losses of $1,380,688 and $556,589 for the three-month periods ended June 30, 2017 and June 30, 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a working capital surplus of $837,599 with total current assets of $1,157,131 comprising $645,607 in cash, $284,043 in accounts receivable, $1,250 in prepaid expenses and $226,231 in inventory, and total current liabilities of $319,532 comprising $106,901 in accounts payable, $108,119 in accrued expenses, $3,545 in customer deposits and $100,967 in a loan from a related party. Use of cash for operating activities totaled $410,390 primarily for funding an increase in accounts receivable of $204,431 and inventory of $34,126, and for payments on accounts payable and accrued expenses of $202,401. The primary source of funds was loans from related parties in the amount of $226,750 and proceeds from the offering of our common stock in the amount of $795,000.

Going Concern Discussion

For the year ending December 31, 2016, our auditors issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor’s opinion is based on our suffering recurring losses. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by third parties and loans from others in our company.

At the time of this filing, we have three officers, David Baker, our CEO, Christopher Floyd, our CFO and Secretary, and Ryan Smith, our Senior Vice President. Mr. Baker and Mr. Floyd are responsible for our managerial and organizational structure which will include preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, Mr. Baker and Mr. Floyd, together with any other executive officers in place at that time, will be responsible for the administration of these controls.

As of June 30, 2017, management believes that generating revenues in the next six to twelve months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. No adjustments have been made to the financial statements to reflect our doubt to continue as a going concern.

Our management does not expect to incur significant research and development costs in 2017.

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808 A South Huntington Street, Syracuse, Indiana.  The agreement stipulates a purchase price of $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There is no interest payable on the balance due.  The square footage of the building itself is approximately 2,348.  The property also includes 27 storage units generating approximately $19,000 per year rental income.  The Company expects to close on the property in August 2017.

Critical Accounting Policies

The Company’s most critical accounting policies include (a) use of estimates, (b) revenue recognition, (c) going concern, and (d) share based payments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates, judgments and assumptions used in these consolidated financial statements include those related to revenues, accounts receivable and related allowances, contingencies, and the fair values of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of any change in estimate.

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

(c) Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, while the Company has a working capital surplus of $837,599, the accumulated losses from operations aggregated $10,110,349 and it continues to experience operating losses. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2018.

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

Our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies included in our Form 10-K filing of December 31, 2016, should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. Management has evaluated the impact of the adoption of this standard and believes its adoption has no material impact on our consolidated statements of financial position, results of operations or cash flows.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation may be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have any effect on the Company’s financial statements.

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

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report.

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

Item 6. Exhibits

(a)          Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.3	Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on July 15, 2016
10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2016)
10.4	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2017)
10.5	Employment Agreement with Christopher Floyd (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2017)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Dave Baker
Dave Baker
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 14, 2017

By: /s/ Christopher J. Floyd
Christopher J. Floyd
Chief Financial Officer and Director
(Principal Financial Officer)
Date: August 14, 2017