Form 10-Q
period 2017-09-30
Znergy, Inc.
filed 2017-11-14
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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
Yes ☐                                No ☒

On November 13, 2017, there were 227,624,960 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$131,444	$40,507
Accounts receivable, net of allowance	697,389	79,612
Prepaid expenses	76,460	3,750
Inventory	389,768	192,105
Total current assets	1,295,061	315,974

Fixed Assets, net	306,189	2,567
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$1,603,095	$320,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$251,131	$284,930
Accrued expenses	185,588	139,336
Customer deposits	64,383	6,605
Advances	-	60,000
Loan, building	225,000	-
Loan from related party	892	135,749
Total current liabilities	726,994	626,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 227,624,960 and 193,150,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	22,762	19,315
Additional paid-in-capital	11,917,435	7,626,099
Accumulated deficit	(11,064,096)	(7,951,648)
Total Stockholders’ Equity (Deficit)	876,101	(306,234)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,603,095	$320,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$873,976	$2,461	$1,302,217	$14,701
Cost of revenue	423,334	-	596,661	-
Gross profit	450,642	2,461	705,556	14,701

Selling, general and administrative expenses	1,404,389	231,754	3,818,004	373,490

Loss from operations	(953,747)	(229,293)	(3,112,448)	(358,789)

Other income (expense)
Other income	-	-	-	7,136
Total other income	-	-	-	7,136

Provision for income taxes	-	-	-	-

Net loss	$(953,747)	$(229,293)	$(3,112,448)	$(351,653)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	214,074,451	185,060,753	205,493,759	203,991,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

Stock and options issued for services	19,550,000	1,955	2,654,370	-	2,656,325

506b Offering
Stock and warrants issued for cash	10,600,000	1,060	793,941	-	795,000
Stock and warrants issued for debt conversion	4,324,960	432	843,025	-	843,457

Net loss				(3,112,448)	(3,112,448)

Balance at September 30, 2017	227,624,960	$22,762	$11,917,435	$(11,064,096)	$876,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,112,448)	$(351,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862	2,500
Common stock and options issued for services	2,656,325	197,169
Common stock and options issued for interest on debt converted	519,085	-
Contributed services	-	10,640
Accounts receivable	(617,777)	(23,480)
Prepaid expenses	(72,710)	-
Inventory	(197,663)	(19,341)
Accounts payable & accrued expenses	21,818	69,534
Customer deposits	57,778	-
Net cash used in operating activities	(743,730)	(114,631)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(80,483)	(1,213)
Net cash used in investing activities	(80,483)	(1,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	795,000	-
Repayment of advances from third parties	(106,340)	-
Payments of Loan from Related Parties	(260)	-
Advances from third parties	226,750	123,526
Net cash provided by financing activities	915,150	123,526

INCREASE IN CASH	90,937	7,682

CASH, BEGINNING OF PERIOD	40,507	1,279

CASH, END OF PERIOD	$131,444	$8,961

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$-	$1,018,679
Purchase of building with note	$225,000	$-
Repayment of debt with common stock and options	$324,372	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.

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

Reclassification
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Reclassifications have also been made to the Consolidated Condensed Statement of Cash Flows for the for the nine months ending September 30, 2016, for consistency with the current period presentation. This change in classification does not materially affect previously reported cash flows from operations, investing or financing activities in the Consolidated Condensed Statement of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statement of Operations for any period.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, while the Company has a working capital surplus of $568,067, the accumulated losses from operations aggregated $11,064,096 and it continues to experience operating losses. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through September 2018. As such, the company is attempting to secure purchase order and asset based financing to support the growth needs of the company.

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

NOTE 3 – FIXED ASSETS

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808 A South Huntington Street, Syracuse, Indiana.  The agreement stipulates a purchase price of $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There is no interest payable on the balance due.  The square footage of the building is approximately 2,348.  The property also includes 27 storage units generating approximately $19,000 per year rental income.  The Company closed on the property on September 1, 2017.

NOTE 4 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as a non-amortizing intangible asset.

NOTE 5 – LOANS FROM RELATED PARTY

	September 30, 2017	December 31, 2016
Loans from related party	$892	$135,749

The loan at December 31, 2016 is from B2 Opportunity Fund, LLC, a major shareholder of the Company, and is unsecured, bears no interest and is repayable on demand. This loan was repaid by the issuance of 1,809,987 shares of common stock and 1,809,987 options to purchase common stock during June 2017 (see Note 6).

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On July 10, 2017 the Company entered into an employment agreement with Ryan Smith, 60, to serve as Senior Vice President of the Company. The agreement has a term of three years, and Mr. Smith’s employment with the Company is on an at-will basis.  The agreement specifies an annual base salary of $100,000 and a performance based bonus within 45 days from the end of the Company’s fiscal year as determined by the Compensation Committee of the Board of Directors. In addition, Mr. Smith was granted 3,000,000 shares of common stock of the Company, vested immediately, and was granted 7,000,000 options to purchase common stock of the Company at $0.10 per share. The Options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

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

On August 31, 2017, the Company entered into an advisory agreement with Donald Herrmann of Tampa, Florida. Under the agreement, the Company issued 100,000 shares of common stock to Mr. Herrmann, valued at its trading price and vested immediately, and 900,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years.

On September 19, 2017 the Company appointed Jennifer Peek to its Board of Directors and as its Audit Committee Chair and issued 1,500,000 shares of its common stock, valued at its trading price and vested immediately, and 1,500,000 options to purchase shares of common stock of the Company at a price of $0.10 per share. The options vest equally over eight quarters and having an expiration of three years from the date of issue.

Private Offerings of Common Stock and Warrants
During the period ended June 30, 2017 the Company completed a private offering of common stock and warrants to accredited and unaccredited investors for gross proceeds of $1,119,372 which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company accepted subscriptions, in the aggregate, for 14,924,960 shares of common stock and one-year warrants to purchase 14,924,960 shares of common stock of which 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock and 4,324,960 warrants were issued for $324,372 in the conversion of debt. Investors received one-year fully vested warrant to purchase up to 100% of the number of shares purchased in the offering. The warrants have an exercise price of $0.15 per share. The purchase price for each share of common stock together with the warrants was $0.075.  For the debt converted, the difference between the amount of debt converted and the fair value of the common stock and warrants issued of $519,085 has been charged to interest expense.

Options

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options – Time Vesting

There were 2,400,000 options issued and outstanding as of December 31, 2016 that vest equally over time. The following table shows the stock option activity for time vesting options during the period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	2,400,000	$0.10
Changes during the period:
Granted - at market price	11,800,000	$0.10
Exercised	-
Expired	-
Options outstanding at end of period	14,200,000	$0.10
Options exercisable at end of period	5,204,168	$0.10

Options issued were valued using the Black-Scholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.51% average risk-free rate and 255% average volatility. Costs incurred in respect of stock based compensation related to time-vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2017 were approximately $122,000 and $295,000, respectively. Costs incurred in respect of stock based compensation related to time-vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2016 were $-0- and $-0-, respectively.

Unrecognized compensation costs related to time-vested options was approximately $800,000 which is expected to be recognized ratably over approximately 22 months.

Options – Performance Vesting

There were 5,000,000 options issued and outstanding as of December 31, 2016 that vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity for performance vesting options during the period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	5,000,000	$0.10
Changes during the period:
Granted - at market price	30,800,000	$0.10
Exercised	-
Expired	-
Options outstanding at end of period	35,800,000	$0.10
Options exercisable at end of period	3,641,815	$0.10

Options issued were valued using the Black-Scholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.62% average risk-free rate and 259% average volatility. Costs incurred in respect of stock based compensation related to performance vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2017 were approximately $282,000 and $381,000, respectively. Costs incurred in respect of stock based compensation related to performance-vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2016 were $-0- and $-0-, respectively.

Unrecognized compensation costs related to options was approximately $3,441,000 which is expected to be recognized over approximately 12 months.

Warrants

There were no warrants issued and outstanding as of December 31, 2016. The following table shows the warrant activity during the period ended September 30, 2017:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Warrants outstanding at beginning of year	-
Changes during the period:
Granted	14,924,960	$0.15
Exercised	-
Expired	-
Warrants outstanding at end of period	14,924,960	$0.15
Warrants exercisable at end of period	14,924,960

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, 1.49% risk-free rate and volatility of 238%. Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expenses and were $0 and $367,662 for the three and nine months ending September 30, 2017, respectively.

NOTE 7 – LITIGATION

16(b) Litigation
On September 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”), declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred within six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.  On August 24, 2017, the court granted the Company a default judgment against Defendants. The Company intends to vigorously pursue satisfaction of this judgment although there can be no assurance of the recovery of any funds from Defendants.

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

NOTE 8 – CUSTOMER CONCENTRATION

During the three months ended September 30, 2017 we had one customer whose purchases accounted for 79% of sales. During the three months ended September 30, 2017 we had one utility whose rebates accounted for 20% of sales.

At September 30, 2017, there was one customer and one utility who each had an accounts receivable balance greater than 10% of our total outstanding receivable balance.

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

Results of Operations

The Company had revenues of $1,302,217 and $14,701 for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. The Company had revenues of $873,976 and $2,461 for the three-month periods ended September 30, 2017, and September 30, 2016, respectively. Revenues in 2017 comprise LED installation projects and associated rebates from utilities while revenues in 2016 consist of consulting services.  The increase in revenues is due to the increase in personnel, implementing formalized training programs, resulting in increased sales and marketing efforts.  The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof.

The Company incurred costs of revenue of $596,661 and $-0- for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. The Company incurred costs of revenue of $423,334 and $-0- for the three-month periods ended September 30, 2017, and September 30, 2016, respectively. Costs of revenue in 2017 comprise primarily LED product and installation costs, including labor and rental equipment.

The Company had general and administrative expenses of $3,818,004 and $373,490 for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. The Company had general and administrative expenses of $1,404,389 and $231,754 for the three-month periods ended September 30, 2017, and September 30, 2016, respectively. General and administrative expenses for the nine months ended September 30, 2017 are comprised primarily of $2,656,325 in common stock and options issued for services, $519,085 in common stock and warrants issued for interest related to the conversion of debt, $208,973 in salaries and wages, and $54,060 in legal and auditing fees. General and administrative costs for the nine months ended September 30, 2016 consisted primarily of $203,548 in consulting fees and $57,545 in legal and auditing fees.  General and administrative costs for the three months ended September 30, 2017 are comprised primarily of stock based compensation and consulting costs of $584,875 and personnel expenses of $229,815.  General and administrative costs for the three months ended September 30, 2016 are comprised primarily of stock based consulting costs of $166,667 and professional fees of $29,998.

The Company had net losses of $3,112,448 and $351,653 for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. The Company had net losses of $953,747 and $229,293 for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a working capital surplus of $568,067 with total current assets of $1,295,061 comprising $131,444 in cash, $697,389 in accounts receivable, $76,460 in prepaid expenses, and $389,768 in inventory, and total current liabilities of $726,994 comprising $251,131 in accounts payable, $185,588 in accrued expenses, $64,383 in customer deposits, and $225,000 in a note due February 28, 2018 for the purchase of a building. Use of cash for operating activities totaled $743,730 primarily for funding an increase in accounts receivable of $617,777 and inventory of $197,663. The primary source of funds was loans from related parties in the amount of $226,750 and proceeds from the offering of our common stock in the amount of $795,000.

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

As of September 30, 2017, management believes that generating revenues in the next six to twelve months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next six to twelve months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. No adjustments have been made to the financial statements to reflect our doubt to continue as a going concern.

At the time of this filing we have three officers: David Baker, our CEO; Christopher Floyd, our CFO and Secretary; and Ryan Smith, our Senior Vice President. Mr. Baker and Mr. Floyd are responsible for our managerial and organizational structure which will include preparation and implementation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, Mr. Baker and Mr. Floyd, together with any other executive officers in place at that time, will be responsible for the administration of these controls.

Our management does not expect to incur significant research and development costs in 2017.

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808 A South Huntington Street, Syracuse, Indiana. The agreement stipulates a purchase price of $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There is no interest payable on the balance due. The square footage of the building itself is approximately 2,348.  The property also includes 27 storage units generating approximately $19,000 per year rental income. The Company closed on the property on September 1, 2017.

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

(c) Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, while the Company has a working capital surplus of $568,067, the accumulated losses from operations aggregated $11,064,096 and it continues to experience operating losses. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through September 2018.

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

On September 26, 2016, the Company filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, the Company alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of the Company at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to the Company all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, the Company has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.  On August 24, 2017, the court granted the Company a default judgment against Defendants.  The Company intends to vigorously pursue satisfaction of this judgment although there can be no assurance of the recovery of any funds from Defendants.

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
3.3
Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on July 15, 2016 (previously filed as an exhibit to the Company’s information statement on Form Def 14C, filed with the Commission on May 31, 2016)

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2016)
10.4	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2017)
10.5	Employment Agreement with Christopher Floyd (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2017)
10.6	Employment Agreement with Ryan Smith (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on July 12, 2017)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Dave Baker
Dave Baker
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 14, 2017

By: /s/ Christopher J. Floyd
Christopher J. Floyd
Chief Financial Officer and Director
(Principal Financial Officer)
Date: November 14, 2017