Form 10-K
period 2017-12-31
Znergy, Inc.
filed 2018-06-06
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55152

ZNERGY, INC.
(Exact Name of Registrant As Specified In Its Charter)
Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	IRS I.D.

808 A South Huntington Street Syracuse, Indiana 46567
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 25, 2018 was $12,874,695. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

On May 25, 2018, there were 232,624,960 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

General

Prior Business and Operations

Znergy, Inc. (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp), was formed in the state of Nevada on January 23, 2013.

The business and purpose of the Company previously was to purchase approved multi-family land, and then to develop and build on said land for a profit.

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

Global ITS Transaction

On October 26, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Global ITS, Inc. (“Global”), a development stage company and the shareholders of Global, pursuant to which the Company exchanged 120,000,000 of its common shares (the “Company Shares”) for 24,000,000 Global common shares held by Global’ s shareholders representing 100% of Global’ s outstanding shares (the “Share Exchange”).   Following their issuance, the 120,000,000 shares represented in the aggregate approximately 36% of the issued and outstanding shares of the Company.

Pursuant to the Agreement, the Company became the sole shareholder of Global, and became obligated to issue 120,000,000 shares of the Company’s common stock. Global, a privately held Wyoming development stage corporation, was focused on marketing energy efficiency (“EE”) and commercial security (“CS”) products. Its wholly owned subsidiary, Znergy, Inc., a Florida corporation (“Znergy-FL)”), was focused on financing EE and CS projects for Global’ s customers and for third party projects.  Subsequently, Znergy-FL has become the operating subsidiary for the Company, selling and installing energy efficient lighting.

Change in Control Transaction

On November 19, 2015, Mr. Nissam Trabelsi, who was serving at the time as the Company’s President and CEO, entered into a binding term sheet (the “Term Sheet”) to sell 100% of his shares of the Company’s common stock to Peter Peterson or entities designated by him for an aggregate purchase price of $500,000, minus certain expenses to be paid prior to closing. Additionally, the Mazzal Trust (the “Trust”), the Company’s largest shareholder at the time, agreed to return to the Company 150,000,000 shares of the Company’s common stock, in exchange for which the Company transferred all right, title, and interests in and to the Company’s real property located in Taunton, Massachusetts (the “Taunton Property”), to the Trust.

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

In December 2016, Mr. Floyd appointed Arthur E. Fillmore, II, as the second member of the Company’s Board of Directors and as General Counsel to the Company.  Mr. Fillmore was also appointed Chair of the Company’s Compensation Committee.  Mr. Fillmore was granted 3,000,000 shares of the Company’s restricted stock.  At the same time, Mr. Filmore’s law firm, AEGIS Professional Services (new AEGIS Law) was granted 2,000,000 options to purchase the Company’s common stock at $0.10 per shares, vesting immediately, in exchange for AEGIS’ agreement to reduce its hourly billing rate to the Company by 25%.  AEGIS distributed said options of 666,000 to each of Mr. Fillmore, Scott Levine and Nicholas Schopp.

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

As noted above, in connection with the Master Agreement discussed above, Mr. Trabelsi sold his shares of common stock to B2 or its designees, and the Trust agreed to purchase the Properties from the Company in exchange for 149,950,000 shares of the Company’s common stock, which were canceled by the Company following the closing of the transaction. As such, following the closing of the Master Agreement, the Company had 180,050,000 shares issued and outstanding. As of the date of this Report, to our knowledge, Mr. Trabelsi owned directly, beneficially or indirectly, through the Trust, 200,000 shares of the Company’s common stock.

As such, a change of control of the Company occurred in connection with the execution of the Master Agreement and the cancellation of the Trust’s shares. As noted, the Global ITS shareholders tendered their shares of Global ITS common stock in exchange for the shares of the Company’s common stock.

At the time, Global ITS had approximately 50 shareholders, including Lone Cypress, LLC. Following the distribution of Company’s shares to the Global ITS shareholders, none of the former Global ITS shareholders owned 10% or more of the Company’s shares other than Lone Cypress, which received an aggregate of 41,137,120, which was equal to approximately 23% of the total outstanding shares of the Company. Currently no former Global ITS shareholder owns more than 10% of the Company’s shares.

Overview

The Company is a provider of energy-efficient lighting products, lighting controls and energy management solutions. The Company offers a full turn-key lighting solution which includes economic assessments, energy efficient analysis, installation and rebate support for the Company’s customers.  The Company’s business primarily involves retrofitting existing lighting solutions from traditional high intensity fluorescent lighting to energy efficient LED (Light Emitting Diode) technology.

Managing energy consumption and the associate costs is increasingly important to building owners.  Technological advancements in LED, together with significant private and public incentives for sustainability initiatives have made lighting infrastructure changes an effective way for building owners to cut energy costs. LED lighting provides energy efficiency, long life, low running temperatures and increasing technology such as dimmable lights.

The Company does not have long term contracts with its customers and the Company’s revenue comes from the sales of lighting systems involving the replacement of existing lighting fixtures with new energy efficient LED fixtures. In addition, the Company generates revenue from available utility incentives and rebate programs.

The Company provides its turn-key service though a detailed evaluation of the customer’s needs and performing an audit of the customer’s current energy consumptions and costs, together with an analysis of the benefits of retrofitting their lights.  Typically, the customer experiences an average payback on their investment between 12 and 24 months.

The Company intends to grow organically by selling energy efficiency (EE) and commercial security (CS) products to industrial and commercial businesses as well as municipal and state governments, universities and colleges, K-12 schools, and hospitals (the “MUSH” market). Strained government budgets have convinced state and local governments across the United States to embrace a new form of performance-based investments in energy efficiency offered by Energy Services Companies, or ESCOs. An ESCO provides energy-efficiency-related and other value-added services and for which performance contracting is a core part of its energy-efficiency services business. In a performance contract, the ESCO guarantees energy or financial savings for the project, which means ESCOs only make money if the project performs as promised. A study prepared by Allied Market Research indicated that the market is expected to grow at a Compound Annual Growth Rate of 13.76% during the forecast period 2014-2020 and reach $44.4 billion by 2020.

The Company increases its competitive position by providing funding for EE projects through its strategic partnership with a well-established funding group focused on energy efficiency projects.

In addition, the Company will look for accretive acquisitions in the diverse and fragmented EE marketplace

Recent Developments

Personnel and Services

In 2017, the Company began to supplement its organization structure by adding new members of the board of directors, new sales and administrative employees, and third-party services to assist the company.

On January 25, 2017, the Company appointed Richard Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock, valued at its trading price on the date of the grant of $300,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue. Concomitantly, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company. Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, valued at its trading price on the date of the grant of $200,000, which vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options to vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 27, 2017, the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, valued at its trading price on the date of the grant of $100,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.

On February 2, 2017, the Company entered into a consulting agreement with Venture Legal Services, PLC, to provide legal and strategic advisory services for the Company. In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at a price of $0.10 per share. The options have an expiration of three years from the date of issue and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Baker, as the Company’s CEO.  Mr. Baker was granted 5,000,000 shares of common stock of the Company, valued at its trading price on the date of the grant of $500,000, which vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Floyd, as the Company’s CFO.  Mr. Floyd was granted 10,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.  On November 15, 2017, the Company terminated the employment agreement, effective December 31, 2017 and entered into an amended agreement, pursuant to which Mr. Floyd would be paid a salary through the effective date of the termination and for four consecutive calendar months thereafter.  In addition, Mr. Floyd forfeited his unvested options of 9,313,955 shares and the Company issued 3,000,000 shares of its common stock valued at its trading price on the date of the grant of $269,700 which vested immediately.

On June 1, 2017, the Company entered into a service agreement with a provider of investor relations services. Under the agreement, the Company issued 1,000,000 shares of common stock to the provider, valued at its trading price at the date of the grant of $98,000, vesting 500,000 on June 1, 2017, 250,000 shares on October 1, 2017 and 250,000 shares on January 1, 2018.

On June 13, 2017, the Company entered into a service agreement with a provider of bookkeeping, accounting, payroll and human resources services.  Under the agreement, the Company issued 250,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $30,000, and vested immediately, and 1,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest evenly over two years.  The agreement was canceled by the Company on November 30, 2017 and a new agreement was executed effective December 13, 2017.  As part of the new agreement, the service provider agreed to return all its vested and unvested options. On August 30, 2017, the Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by the service provider.

On June 19, 2017, the Company entered into an agreement with Profit Motivators and the Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by Profit Motivators.

On July 10, 2017 the Company entered into an employment agreement with Ryan Smith, to serve as Senior Vice President of the Company. The agreement has a term of three years, and Mr. Smith’s employment with the Company is on an at-will basis.  The agreement specifies an annual base salary of $100,000 and a performance-based bonus within 45 days from the end of the Company’s fiscal year as determined by the Compensation Committee of the Board of Directors. In addition, Mr. Smith was granted 3,000,000 shares of common stock of the Company, valued at its trading price at the date of the grant of $300,000, which vested immediately, and was granted 7,000,000 options to purchase common stock of the Company at $0.10 per share. The Options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On July 13, 2017, the Company entered into a service agreement with a provider of tax services.  Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $10,800 and vested immediately, and 400,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years. On August 30, 2017, The Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by the provider of tax services.

On July 13, 2017, the Company amended and extended a consulting agreement, originally executed on January 23, 2017, with its Chairman, Rick Mikles. Under the amended and extended agreement, the Company issued 1,600,000 shares of common stock to Mr. Mikles, valued at its trading price  on the date of the grant of $172,800, which  vested immediately.

On August 31, 2017, the Company entered into an advisory agreement with Donald Herrmann. Under the agreement, the Company issued 100,000 shares of common stock to Mr. Herrmann, valued at its trading price on the date of the grant of $6,550, which vested immediately, and 900,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years.

On September 19, 2017, the Company appointed Jennifer Peek to its Board of Directors and as its Audit Committee Chair and issued 1,500,000 shares of its common stock, valued at its trading price on the date of the grant of $76,350, which vested immediately, and 1,500,000 options to purchase shares of common stock of the Company at a price of $0.10 per share. The options vest equally over eight quarters and having an expiration of three years from the date of issue.

On November 1, 2017, the Company entered into a service agreement with a provider for information technology related services.  Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $13,492, which vested immediately, and 500,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years.

On December 15, 2017 the Company entered into an agreement with William McMahon through his advisory services company – Wm L McMahon Advisors, LLC, to serve as interim Chief Financial Officer of the Company.

As discussed in the Share Based Payments section, the Company has entered into employment agreements with a number of sales representatives, either as independent contractors or employees of the Company.  The employees or contractors have at will contracts to provide sales and sales support services.  In addition to a salary and commission, the Company has issued options to purchase common stock of the Company.  The expiration periods range from 1-3 years, with options to purchase shares at $0.10 per share, vesting over three years.  The options granted in the aggregate total 5,700,000 shares to a total of 8 individuals, of which 5,000,000 shares are performance-based options that vest one option for every two dollars of revenue recognized by the Company and 700,000 are time-based options which vest over 8 quarters.

Office Building

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808A South Huntington Street, Syracuse, Indiana.  The purchase price was $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There was no interest accruing on the debt.  The square footage of the building is approximately 2,348 and has 27 storage units which generate approximately $19,000 per year in rental income.  The Company closed on the property on September 1, 2017.

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled payment of $225,000.  On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building.  Mr. Mikles and the Company are negotiating the terms of a lease for the office space.

Private Offerings of Common Stock and Warrants

During the period ended June 30, 2017 the Company completed a private offering of common stock and warrants to accredited and unaccredited investors for gross proceeds of $1,119,372 which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company accepted subscriptions, in the aggregate, for 14,924,960 shares of common stock and one-year warrants to purchase 14,924,960 shares of common stock of which 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock and 4,324,960 warrants were issued for $324,372 in the conversion of debt. Investors received one-year fully vested warrant to purchase up to 100% of the number of shares purchased in the offering. The warrants have an exercise price of $0.15 per share. The purchase price for each share of common stock together with the warrants was $0.075.  For the debt converted, the difference between the amount of debt converted and the fair value of the common stock and warrants issued of $519,086 has been charged to interest expense.

Debt

On November 6, 2017, the Company executed an unsecured promissory note in the amount of $25,000 payable to Christopher J Floyd.  This note was payable on December 15, 2017 with accrued interest at 8% per annum.  The note was paid in fully on November 22, 2017.

On November 15, 2017, the Company executed an unsecured promissory note in the amount of $50,000, payable to the Company’s chairman, Rick Mikles.  The note was payable on December 1, 2017 with interest at 4% per annum.  On December 1, 2017, the payment date was extended to June 1, 2018.

On November 27, 2017, the Company executed an unsecured promissory note in the amount of $200,000, payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable with interest of $2,000 on December 31, 2017.  The note was repaid in full, with interest on December 22, 2017. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on March 12, 2018, with interest of $6,000.  Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. As of the date of this Report, the principal balance remains unpaid.  Pursuant to the terms of the note, there was a 15-day grace period granted, which ended on March 27, 2018, at which a 15% penalty on the unpaid balance became due and payable along with the unpaid principal and any accrued interest.

Financing Strategy

The Company only recently has begun to generate revenue from the sale of its services and from rebate income.  The Company has invested in additional sales staff and has incurred costs developing its customer auditing process.  These expenses are partially funded by cash flow from its revenues, but the Company is currently operating below break-even due to its operating investments.  As a result, the Company had to rely on additional debt, primarily from its shareholders.  The Company anticipates that it will continue to fund its operations through the revenue it derives from services and rebates but will also need to finance its needs through additional debt and through the sale of its shares of common stock, which will result in dilution to the current owners of the Company’s shares.  There can be no assurance, however, that the Company will be successful and raising additional debt or to sell additional securities, or that such offerings, if successful will provide the Company with sufficient capital to implement its business plan.

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

Employees

As of the date of this Annual Report, the Company has 14 employees, including the services of the Company’s interim Chief Financial Officer. The Company has recently commenced operations and generated revenue. As such, the Company relies substantially on the services of Mr. Baker who serves as the Company’s Chief Executive Officer and Mr. Mikles who serves as the Company’s Chairman of the Board and the Chief Marketing Officer.

Employment Agreements

The Company entered into an employment agreement with Dave Baker to become the Company’s Chief Operating Officer. Mr. Baker’s agreement, dated September 28, 2016, had a term of three years, an annual base salary of $100,000 which salary to be reviewed by the Compensation Committee of the Board of Directors, a signing bonus of $10,000 and a bonus in January 2017 equal to 6% of the total revenue generated by Mr. Baker in the fourth quarter of 2016 which bonus was paid on January 20th, 2017 in the amount of $10,928 (6% of $182,127). In addition, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These Options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.  On December 1, 2016, Mr. Baker was promoted from Senior Vice President to Chief Operating Officer and granted a further 4,500,000 shares of the Company’s common stock, which vested immediately.

On May 15, 2017 Mr. Baker was promoted from Chief Operating Officer to Chief Executive Officer.  His annual base salary remained at $100,000, he was granted a $6,000 signing bonus and granted a further 5,000,000 shares of the Company’s common stock, which vested immediately and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.  In December 2017, the compensation committee of the board of directors awarded Mr. Baker a bonus of $40,000 which was partially paid in December and the balance was paid in January 2018.

On December 15, 2017 the Company entered into an employment agreement with William McMahon through his advisory services company – Wm L McMahon Advisors, LLC, to serve as interim Chief Financial Officer of the Company.  The employment agreement is for six months and can be terminated at any time upon 10 days written notice. The agreement provides for compensation for services in the amount of $10,000 per month. The initial term for providing the services is six (6) months.  There are no other benefits or compensation, other than the reimbursement of approved expenses.

On February 12, 2018, the Company entered into an employment agreement with Rick Mikles, the Company’s Chairman, to become Chief Marketing Officer.  The agreement has a three-year term, an annual base salary of $26,000 and a quarterly payment based on 3% of the quarterly revenue recognized by the Company.  Mr. Mikles was granted 5,000,000 shares of the Company’s common stock, which vested immediately and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest one options for every two dollars of revenue recognized by the Company.

Board Committees

The Board formed its Compensation Committee in January 2017 comprising Mr. Fillmore and Mr. Mikles serving as Chairman and member of the Committee, respectively.  On September 19, 2017, the Company appointed Jennifer Peek to the board of directors.  Ms. Peek serves as Chair of the Audit Committee of the Board of Directors.

Directors

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director. Currently, the Company has seven board members; four independent directors -  Art Fillmore (director and General Counsel), Kevin Harrington (director), Jennifer Peek (director), Nicole Strothman (director); and three employee directors - Rick Mikles  (director and Chief Marketing Officer), Dave Baker (director and Chief Executive Officer) and William McMahon (director and interim Chief Financial Officer).

Director Compensation

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NA

ITEM 2. PROPERTIES

Company Offices

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808A South Huntington Street, Syracuse, Indiana.  The purchase price was $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There was no interest accruing on the debt.  The square footage of the building is approximately 2,348 and has 27 storage units which generate approximately $19,000 per year in rental income.  The Company closed on the property on September 1, 2017.

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled payment of $225,000.  On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building.  Mr. Mikles and the Company are negotiating the terms of a lease for the office space.

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

On August 24, 2017, the Plaintiff received a Clerk’s Entry of Default against Nissim Trabelsi.  The Plaintiff filed a Motion for Default Judgment for damages against Trabelsi on September 13, 2017, which to date has not been addressed by the Court.  On March 5, 2018, Nissim Trabelsi filed a notice of bankruptcy.  The Plaintiff is still pursuing its options in the Case and the Court has yet to address the service issues with the Mazzal Trust.

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

As of May 25, 2018:

1.
There were 51,416,425 options to purchase common stock of the Company and 17,974,960 warrants to purchase common stock of the Company.  There were no other options, warrants or other instruments convertible into equity of the Company; and

2.	There were 232,624,960 shares of the Company’s common stock held by approximately 243 shareholders of record.

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

Penny Stock Considerations

The shares of the Company likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. The shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of the Company’s Common Stock, which may affect the ability of the stockholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of the securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of the date of this Report, the Company had approximately 243 holders of record of our Common Stock.

Dividends

The Company has not declared any cash dividends on our Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on the Company’s earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On January 15, 2015 the Company adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of the Company’s common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 45,000,000 newly issued shares of the Company’s common stock, options to purchase our common stock, or some combination thereof. If the Board of Directors decides to issue shares of common stock or options to purchase the Company’s common stock, the issuance of such securities would not affect the rights of the holders of the currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of common stock, such as dilution of the earnings per share and voting rights of current holders of common stock. As of the date of this Report, the Company had issued 45,000,000 shares under the Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016 the Company issued 13,100,000 shares of its common stock for services provided in the amount of $926,500 with $208,333 recorded as deferred compensation.  These issuances qualified for exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act, in that the issuances did not involve a public offering.

During the year ended December 31, 2017, the Company issued 22,650,000 shares of its common stock for services provided in the amount of $2,264,446 in stock-based compensation and $821,825 in consulting expense.

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

As discussed below, our revenue for the year ended December 31, 2017 was $1,225,867 as compared to $196,828 for the year ended December 31, 2016. We are still early in our development stage and in 2017 we invested in building our organization of sales and administrative personnel.  Because of these investments along with the additional costs of our efforts to develop new customers, provide audits at no cost to potential customers and build for the future, we have operated at a loss for the year.

In 2017 we made several management changes.  Dave Baker was promoted from Chief Operating Officer to Chief Executive Office.  In July, Ryan Smith was hired and appointed Senior Vice President to assist in further developing our sales growth. Christopher Floyd’s contract was terminated late in 2017 and an interim Chief Financial Officer, William McMahon, was appointed. Our Chairman, Rick Mikles, was given additional responsibilities to help market the company and in 2018 was named Chief Marketing Officer.  We increased our board to seven individuals and added an audit committee to our board.

Our auditors have issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor’s opinion is based on our suffering continual losses, investment requirements for growth, and having a working capital deficiency. Accordingly, to implement our business plan, we must raise cash from sources other than operations. In 2017 and through the date of this report in 2018, the Company has raised cash by incurring debt.  In addition, we will need to seek funds through private offerings of our securities or through other means.

We do not anticipate needing to significantly increase our administrative and sales staff to achieve our growth.  But we need to increase our revenue from the $1,225,867 achieved in 2017 to approximately $4,000,000 to reach cash breakeven from operations.  This growth will necessitate additional investment in inventory and accounts receivable. We believe we need to raise a minimum of $1,000,000 to allow us to implement our business plan and fund our growth. We may need to raise this additional capital by issuing capital stock in exchange for cash. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise more capital than planned to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot give assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not expect to incur research and development costs. We do not have any off-balance sheet arrangements. In March of 2018, we sold our office building in Syracuse Indiana and expect to have an operating lease in place shortly.  The building, which was purchased by us in July 2017, had a mortgage which matured in February 2018.  We were unable to make the balloon payment and our Chairman Rick Mikles,  paid the mortgage balance. We recorded a quitclaim to our Chairman who now owns the building.

Results of Operations

The Company had revenues of $1,225,867 and $196,828 for the years ended December 31, 2017, and December 31, 2016, respectively. Revenues consist primarily of LED retrofit and new fixture installations.  There were minimal sales of individual lamps and fixtures.

The Company had costs of revenue of $980,996 and $ 151,546 for the years ended December 31, 2017, and December 31, 2016, respectively.  These costs are composed of the cost of lights and fixtures from our suppliers, plus the cost of installation and rental of lift equipment at the job site.

The Company had selling, general and administrative expenses of $4,138,249 and $1,033,595 for the years ended December 31, 2017, and December 31, 2016, respectively. Selling, general and administrative expenses in 2017 and 2016 are comprised primarily of consulting expenses of $-0- and $434,010, payroll and related expenses of $158,305 and $346,245, professional and legal expenses of $282,733 and $51,765, sales and marketing expense of $478,882 and $-0-, and other administrative expenses such as insurance and utilities of $132,058 and $-0-.  $3,086,271 and $724,347 of general and administrative expenses for the years ended December 31, 2017 and 2016 are comprised of shares issued for services and the vesting of options, respectively.

The Company had other income of $-0- and $7,137 and interest expense of $594,192 and $-0- for the years ended December 31, 2017 and December 31, 2016, respectively.

The Company had net losses of $4,487,570 and $981,176 for the years ended December 31, 2017, and December 31, 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017, the Company had total current assets of $709,270 comprising $116,481 in cash, $112,818 in accounts receivable, $35,365 in prepaid expenses and $444,606 in inventory, and total current liabilities of $1,046,866 comprising $431,267 in accounts payable, $179,628 in accrued expenses, $39,453 in customer deposits, $225,000 in a loan on the office building in Syracuse, Indiana and $171,518 in loans from related parties.  Use of cash for operating activities totaled $933,498 and was primarily for funding inventory and accounts receivable in the amounts of $252,501 and $80,983, respectively, offset by an increase in accounts payable and accrued expenses of $200,754. The primary source of funds was advances from third parties of $626,750 and the sale of common stock of $795,000. There are no guarantees that our affiliate will continue to advance funds to the Company or that the Company will be successful in raising funds from third parties to sustain our operations.

Plan of Operation

The Company’s anticipated plan of operation is to continue to (1) identify and train sales personnel in regions of the country that have advantageous utility company rebate programs, (2) identify and train lighting installation personnel where we have established sales personnel, (3) seek out the best current and incipient solutions in the Energy Efficiency marketplace and become a reseller of those solutions, (4) develop our own solutions for the EE marketplace, and (5) seek to acquire other businesses in the market where such acquisitions makes strategic sense and are accretive to earnings.

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

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include (a) use of estimates, (b) revenue recognition, (c) going concern, and (d) share based payments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b) Revenue Recognition

The Company accounts for revenue using the “completed contract method” in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under “Costs in excess of billings on uncompleted contracts.” The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as “Billings in excess of costs on uncompleted contracts.” A contract is considered complete when accepted by the customer. The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility.  Rebate revenue is recognized when the rebate is received by the Company.

(c) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2017, the Company has a working capital deficit of $337,596, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $12,439,218. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through May 2019.

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

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors, and consultants as compensation and benefits expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

The Company recognizes stock-based compensation for equity awards granted as selling, general, and administrative expense in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. In July 2015, the FASB approved a one-year deferral of the effective date for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We have determined that adopting ASU 2014-09 does not have a material impact on our consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which was issued to clarify and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment aware require an entity to apply modification accounting in Topic 718.  The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (10) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the years ended December 31, 2017 and 2016, are presented in a separate section of this report following Item 15.

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

The Company provided to Weinstein the disclosure contained in the Form 8-K and requested Weinstein to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company in said 8-K and, if not, stating the respects in which it does not agree. A letter from Weinstein was attached as Exhibit 16.1 to the Form 8-K and incorporated herein by reference.

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

As of December 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report for the reasons discussed below.  In light of the conclusion that our internal controls were ineffective as of December 31, 2017, we have applied processes and procedure as necessary to ensure reliability of our financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations framework. Our management has concluded that, as of December 31, 2017, we identified a material weakness in our internal control over financial reporting that was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company has not had internal accounting personnel working at their corporate office which has led to a lack of segregation of duties.  The accounting functions have been handled by third parties off-site.  This was a result of the early stage in the Company's growth.  The Company will be adding internal accounting personnel in 2018 in place of outside parties which should allow the Company to address its internal control issues.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER ITEMS

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics in 2018.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

Set forth in the table below are the names, ages and positions of each person on our Board:

Name	Age	Position
Richard Mikles	60	Chairman
David Baker	41	Director and Chief Executive Officer
Arthur Fillmore	69	Director and General Counsel
Kevin Harrington	61	Director
William McMahon	65	Director and Interim Chief Financial Officer
Jennifer Peek	48	Director and Audit Committee Chair
Nicole Strothman	39	Director

Rick Mikles, Chairman
Mr. Mikles was the co-CEO of Ideal Image and co-founded the Company in 2001 with Joseph Acebal. He was initially responsible for managing the day-to-day operations of Ideal Image’s Tampa location until mid-2003 when the focus shifted to franchising the model. In this position, Mr. Mikles developed the Company’s marketing and branding message through radio and billboard advertisements. He named the company “Ideal Image” and designed the original Ideal Image center concept, including its “look and feel.” Mr. Mikles also developed Ideal Office, the Company’s proprietary core management tool, and launched the first version of the system in 2003. In addition, he has worked to develop the Ideal Image corporate brand and the I-Learn training system. In 2011 Mikles and co-founder Joseph Acebal became winners of the Ernst & Young entrepreneur of the year for the State of Florida. Steiner Leisure acquired Ideal Image in 2011 for $175 million dollars.

Dave Baker, Director and Chief Executive Officer
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

Kevin Harrington, Director
Kevin Harrington has been a successful entrepreneur over the last 40 years.  He is an Original Shark on the ABC hit, Emmy winning TV show, “Shark Tank.” He is also the Inventor of the Infomercial, As Seen On TV Pioneer, Co- Founder of the Electronic Retailers Association (ERA) and Co- Founder of the Entrepreneurs’ Organization (EO). Kevin has launched more than 20 businesses that have grown to over $100 million in sales each. He has been involved in more than a dozen public companies and has launched over 500 products generating more than $5 billion in sales worldwide with iconic brands and celebrities such as Jack Lalanne, Tony Little, George Foreman, and the new I-Grow hair restoration product on QVC. Kevin has extensive experience in business all over the world, opening distribution outlets in over 100 countries worldwide. His success led Mark Burnett to hand pick Kevin to become an Original Shark on Shark Tank where he filmed over 175 segments.

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

Nicole Strothman, Director
Nicole Strothman is a strategic thinker with over 14 years of broad-based corporate and executive management experience. She has a background in corporate transactions, employment, mergers and acquisitions, healthcare, commercial real estate, litigation, franchising, and corporate governance. She currently is the General Counsel and Director of Franchise Operations of Ideal Image, a multi-state retail concept in North America.  Prior to Ideal Image, she worked in-house for an international car rental and car sales company.  Nicole received her B.A. from Florida State University and a J.D./M.B.A from Stetson University.

Jennifer Peek, Director
Ms. Peek has had a distinguished career in Finance, Audit and Mergers and Acquisitions. From 2010 until the present she has led her own firm Peek Valuation, which specializes in financial mergers and acquisitions, outsource CFO services, business valuations and due diligence. From 1996 through 2010, Ms. Peek was a member of finance team at Sprint, where her responsibilities started with development and drafting of 10Q and 10K filings and ranged to coordination and integration of over $3 billion of 8 affiliated acquisitions over 5 years. From 1991 through 1996, she was an audit team member as a CPA at Baird, Kurtz and Dobson, primarily working with clients in manufacturing, distribution and construction. Over the course of her 25-year career, Ms. Peek has utilized a wide range of financial expertise that covers finance, mergers and acquisitions and valuations. Ms. Peek earned a Bachelor of Science in Business Administration degree from University of Central Missouri and a Master of Business Administration from Rockhurst University.

EXECUTIVE OFFICERS

Set forth in the table below are the names, ages and positions of each executive officer of the company:

Name	Age	Position
Dave Baker	41	Chief Executive Officer
William McMahon	65	Interim Chief Financial Officer

Dave Baker, Chief Executive Officer
Biographical information for Mr. Baker is set forth above under “Directors”.

William McMahon, Interim Chief Financial Officer
Mr. McMahon has been a principal since 2017 in Nperspective CFO & Strategic Services, a fractional CFO company which provides interim and part-time CFO services. From 2012 to 2017, he was providing CFO services to Neptune Minerals, Inc., a company engaged in deep ocean minerals exploration and resource development.  From August 2015 to September 2016, Mr. McMahon was Chief Financial Officer and Treasurer for Rock Creek Pharmaceuticals, Inc., a drug development company focused on the development of new drugs and compounds that provide therapies for chronic inflammatory diseases such as psoriasis.  During his 40 plus year career, Mr. McMahon has served as Chief Financial Officer, Controller and Treasurer for various small to medium size public and private companies.  Mr. McMahon has a diverse industry background working in manufacturing, distribution, transportation and logistics, as well as retail, hospitality and LED manufacturing.  His background includes working with customers and suppliers internationally in Europe, China, Japan, Africa and Australia.  Mr. McMahon has a Bachelor of Science degree from DePaul University in Chicago, Illinois.

The Board of Directors and Committees

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director.  Currently, the Company has seven board members.

Audit Committee

Jennifer Peek is Chair of the audit committee and is currently the only member of the committee.  Ms. Peek qualifies as a qualified financial expert as defined in the regulations of the SEC. The Audit Committee’s duties are to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the consolidated financial statements and to review the accounting and auditing principles. The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors, if any, and independent public accountants, including their recommendations to improve the system of accounting and internal control. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Board formed its Compensation Committee in February 2017, comprising Mr. Fillmore and Mr. Mikles serving as Chairman and member of the Committee, respectively. The Compensation Committee reviews and approves the salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers any stock option plans that they may adopt and recommend and approve grants of stock options under such plans.

Nominating and Corporate Governance Committee

As of the filing date of this Report, the Company did not have a standing Nominating and Corporate Governance Committee. The Company intends to establish a Nominating and Corporate Governance Committee of the Board of Directors to assist in the selection of director nominees, approve director nominations to be presented for stockholder approval at the annual meeting of stockholders and fill any vacancies on our Board of Directors, consider any nominations of director candidates validly made by stockholders, and review and consider developments in corporate governance practices.

Code of Ethics

As of the filing date of this Report, the Company had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although the Company intends to adopt a Code of Ethics during 2018.

Corporate Governance

As of the filing date of this Annual Report, the Company had seven directors and two executive officers. The Company intends to approve an Internal Control Manual so that management has an organizational guide for the purpose of establishing policy toward Company-wide treatment of check writing and receiving, as well as the items relating to disclosure to shareholders and regulators.

Indemnification

Under our Articles of Incorporation and Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act which may be permitted to directors or officers under Nevada law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Directors’ Compensation

The following table summarizes the compensation earned by and paid to our non-employee director for the year ended December 31, 2017:

Name	Position	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All other Compensation	Total Compensation
Richard Mikles	Chairman		$250,577	$672,800		$923,377
Arthur Fillmore	Director and General Counsel		$-	$-		$-
Kevin Harrington	Director		$174,167	$100,000		$274,167
Nicole Strothman	Director and Secretary		$76,410	$-		$76,410
Jennifer Peek	Audit Committee Chair		$18,375	$76,350		$94,725

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

(3)
Mr. Mikles was granted 3,000,000 shares of Company common stock upon his appointment as Chairman of the Board and 2,000,000 shares of Company common stock upon the execution of his consulting agreement.  These shares were valued at $500,000 ($0.10 per share, the closing price of the trading price on that date).

(4)
Mr. Mikles was granted 9,000,000 options to purchase share of the Company’s common stock, upon Mr. Mikles appointment as Chairman of the Board and upon the execution of his consulting agreement. 4,000,000 options have a strike price of $0.10 per share and vest equally over 8 quarters and have an expiration of three years from the date of issue.  5,000,000 options have a strike price of $0.10 per shares and vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company and an expiration of three years from the date of issue. On July 13, 2017, the Company amended and extended a consulting agreement, originally executed on January 23, 2017. Under the amended and extended agreement, the Company issued 1,6000,000 shares of common stock to Mr. Mikles, valued at its trading price of $0.11 per share, which vested immediately.

(5)
Mr. Harrington was issued 2,000,000 shares of Company common stock upon his appointment as director on January 27, 2017. These shares were valued at $100,000 ($0.10 per share, the closing price of the trading price on that date).

(6)
Mr. Harrington was granted 4,000,000 options to purchase shares of the Company’s common stock.  These options have a strike price of $0.10 per share and vest equally over 8 quarters and have an expiration of three years from the date of issue.

(7)
On February 2, 2017, upon the execution of a consulting agreement, Nicole Strothman, through Venture Legal Services PLC, was granted 2,000,000 options to purchase shares of the Company’s common stock.  These options have a strike price of $0.10 per shares and vest quarterly one option for every two dollars of revenue recognized by the Company and an expiration of three years from the date of issue.

(8)
On September 19, 2017, the Company appointed Jennifer Peek to its Board of Directors and as its Audit Committee chair.  Ms. Peek was granted 1,500,000 shares of Company common stock.  These shares were valued at $0.0509, the closing trading price on that date.

(9)
Ms. Peek was also granted 1,500,000 options to purchase shares of common stock of the Company at a price of $0.10 per share.  The options vest equally over 8 quarters and have an expiration of three years from the date of issue.

There are no other formal or informal arrangements or agreements to compensate directors for services provided as directors.

ITEM 11. EXECUTIVE COMPENSATION

The Company was formed in January 2013. No executive received any compensation in 2016.  The following table gives forth the compensation for our two executives as of December 31, 2017.

Name	Position	Year	Salary	Bonus	Option Award	Stock Grants	Total Compensation
Christopher J. Floyd	CEO, CFO	2016	17,000.00				17,000.00
		2017	70,329.00			269,700.00	340,029.00

David J. Baker	COO, CEO	2016	23,077.00	10,000.00	275,000.00	300,500.00	608,577.00
		2017	102,493.67	40,000.00	69,866.00	500,000.00	712,359.67

Ryan Smith	COO	2016					-
		2017	51,881.81		56,250.00	300,000.00	408,131.81

(1)
Mr. Baker received a grant of 5,000,000 options to purchase shares of common stock of the Company in conjunction with his employment agreement.  These options have a strike price of $0.10 per share and a three year expiration.

(2)
Mr. Baker received a grant of 500,000 shares of the Company’s common stock upon executing his employment agreement on September 28, 2016.  These shares were valued at $30,500 ($0.061 per share, the closing price of the trading price on that date).  Mr. Baker received a grant of 4,500,000 shares of the Company’s common stock upon his promotion to Chief Operating Officer on December 1, 2016.  These shares were valued at $270,000 ($0.060 per share, the closing price of the trading price on that date).

(3)	On May 15, 2017, Mr. Baker was granted 5,000,000 shares of common stock of the Company in conjunction with his employment as Chief Executive Officer of the Company.
(4)
Mr. Baker was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one options for every two dollars of revenue recognized by the Company and have an expiration of three years from the date of issue.

(5)	On July 10, 2017, Mr. Smith entered into an employment agreement with the Company as Senior Vice President. He was granted 3,000,000 shares of common stock of the Company.
(6)
Mr. Smith was granted 7,000,000 options to purchase common stock of the Company at $0.10 per shares.  The options have a three-year expiration and vest quarterly one options for every two dollars of revenue recognized by the Company.

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

The Company does not have a standing nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors in 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of April 14, 2018, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

		Number of	Total
Name and Address	Shares	Outstanding	Beneficial	Percent of
of Beneficial Owner	Owned	Options Owned	Ownership	Class
Dave Baker	20,000,000	10,000,000	30,000,000	13.10%
Chief Executive Officer
Syracuse, IN
B2 Opportunity Fund	18,124,614	-	18,124,614	7.91%
Las Vegas, NV
C&M Baskin Investments, Inc.	17,448,335	-	17,448,335	7.62%
Livingston, TX
David J. Miller	11,766,495	-	11,766,495	5.14%
Fountain Hills, AZ
Richard Mikles	8,800,000	9,000,000	17,800,000	7.77%
Chairman and Director
Homes Beach, FL
Arthur Fillmore	3,000,000	666,666	3,666,666	0.016%
General Counsel and Director
Ryan Smith	3,000,000	7,000,000	10,000,000	4.37%
Larwill, IN
Kevin Harrington	2,000,000	4,000,000	6,000,000	2.62%
St. Petersburg, FL
Venture Legal Services PLLC	333,333	2,000,000	2,333,333	1.02%
Tampa, FL
Jennifer Peek	1,500,000	1,500,000	3,000,000	1.31%
Kansas City, MO
Officers & Directors	18,633,333	24,166,666	42,799,999	18.69%
As a Group

*The percent of class is based on 229,024,960 shares of common stock issued and outstanding as of April 17, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RELATED PERSONS

As noted previously, pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi each agreed to sell 100% of the shares of the Company’s common stock owned by them to B2 or its designees. Mr. Trabelsi sold 45,800,000 shares of the Company’s common stock, and Mr. Telsi sold 9,500,000 shares of the Company’s common stock. The aggregate purchase price paid for the 55,300,000 shares was Three Hundred Fifteen Thousand Dollars ($315,000).

Other than these, to the Company’s knowledge, no Selling Stockholder has, or had, any material relationship with our officers or directors.

Director Independence

As of the date of this Report, we had three independent directors as defined by the rules of the SEC or any securities exchange or inter-dealer quotation system.  Our stock has been accepted for trading on the OTC Markets, which does not impose standards relating to director independence or the makeup of committees with independent directors or provide definitions of independence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2017, the Company’s executive officers, directors and 10% stockholders were required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

To the best knowledge of the Company’s current management, based solely on their review of the copies of the reports received by the Company and written representations from certain reporting persons, we note that all of our directors, executive officers, and greater than 10 percent shareholders have filed all required reports during or with respect to the year ended December 31, 2017, on a timely basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 9, 2016, the Company’s Board of Directors approved the Company’s dismissal of Weinstein & Co. (“Weinstein”) as independent auditors for the Company and its subsidiaries. Weinstein was the Company’s independent registered public accounting firm through March 9, 2016. Also, on March 9, 2016, the Company’s Board of Directors approved the Company’s engagement of Frazier and Deeter, LLC (“Frazier”) as independent auditors for the Company and its subsidiaries.

Frazier Audit Fees
The aggregate fees billed or to be billed by Frazier for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $27,500 for the year ended December 31, 2016 and estimated to be between $47,000 and $55,000 for the year ended December 31, 2017.

Frazier Audit Related Fees
There were no fees billed by Frazier for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2016 or December 31, 2017, respectfully.

Frazier Tax Fees
There were no fees billed by Frazier for professional services for tax compliance, tax advice or planning for the years ended December 31, 2016 or December 31, 2017.

All Other Fees
There were no fees billed by Frazier for other products and services for the years ended December 31, 2017 or 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Znergy, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Znergy, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative working capital, a stockholders’ deficit and ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2016.

Frazier & Deeter, LLC
Tampa, FL
June 6, 2018

ZNERGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$116,481	$40,507
Accounts receivable, net	112,818	79,612
Prepaid expenses	35,365	3,750
Inventory	444,606	192,105
Total current assets	709,270	315,974

Building, equipment and furniture, net	364,093	2,567
Intangible assets, net	1,845	1,845

TOTAL ASSETS	$1,075,208	$320,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$431,267	$284,930
Accrued expenses	179,628	139,336
Customer deposits	39,453	6,605
Advances	-	60,000
Loan, building	225,000	-
Loans from related parties	171,518	135,749
Total current liabilities	1,046,866	626,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 230,724,960 and 193,150,000 shares issued and 227,624,960 and 193,150,000 shares outstanding at December 31, 2017 and December 31, 2016, respectively	23,072	19,315
Additional paid-in-capital	12,444,488	7,626,099
Accumulated deficit	(12,439,218)	(7,951,648)
Total stockholders’ equity (deficit)	28,342	(306,234)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,075,208	$320,386

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2017	2016

Revenue	$1,225,867	$196,828
Cost of revenue	980,996	151,546
Gross profit	244,871	45,282

Selling, general and administrative expenses	4,138,249	1,033,595

Loss from operations	(3,893,378)	(988,313)

Other income (expense)
Other income	-	7,137
Interest (expense)	(594,192)	-

Total other income (expense)	(594,192)	7,137

Provision for income taxes	-	-

Net loss	$(4,487,570)	$(981,176)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	214,644,216	197,543,151

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2015	330,000,000	$33,000	$7,897,200	$(6,970,472)	$959,728

Common stock retired upon exchange of real estate assets	(149,950,000)	(14,995)	(1,004,897)	-	(1,019,892)

Contributed services	-	-	10,760	-	10,760

Shares issued for services	13,100,000	1,310	925,190	-	926,500

Deferred compensation	-	-	(208,333)	-	(208,333)

Stock options	-	-	6,180	-	6,180

Net loss	-	-	-	(981,176)	(981,176)

Balance at December 31, 2016	193,150,000	19,315	7,626,099	(7,951,648)	(306,234)

Warrants issued with debt	-	-	97,417	-	97,417

Shares and options issued for services	22,650,000	2,265	3,084,006	-	3,086,271

506b Offering
Stock and warrants issued for cash	10,600,000	1,059	793,941		795,000
Stock and warrants issued for debt conversion	4,324,960	433	843,025		843,458

Net loss	-	-	-	(4,487,570)	(4,487,570)

Balance at December 31, 2017	230,724,960	$23,072	$12,444,488	$(12,439,218)	$28,342

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,487,570)	$(981,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,025	2,732
Common stock and options issued for services	3,086,271	724,347
Common stock and warrants issued for interest	588,273	-
Contributed services	-	10,760
Accounts receivable	(80,983)	(79,612)
Inventory	(252,501)	(192,104)
Prepaid expenses	(31,615)	(3,750)
Accounts payable & accrued expenses	200,754	365,399
Customer deposits	32,848	6,605
Net cash used in operating activities	(933,498)	(146,799)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(99,774)	(2,800)
Net cash used in investing activities	(99,774)	(2,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	795,000	-
Advances from third parties	(60,000)	60,000
Proceeds from advances from related parties	374,246	128,827
Net cash provided by financing activities	1,109,246	188,827

INCREASE IN CASH	75,974	39,228

CASH, BEGINNING OF YEAR	40,507	1,279

CASH, END OF YEAR	$116,481	$40,507

Supplemental Disclosures
Interest paid in cash for the period	$-	$-
Income taxes paid in cash for the period	$-	$-

Non-cash investing and financing activities:
Warrants issued with debt	$97,417	$-
Purchase of building with note	$225,000	$-
Repayment of debt with common stock and options	$843,458	$-
Purchase of recreational vehicle in exchange for receivable payment	$47,776
Transfer of assets and liabilities to related party for return of common shares	$-	$1,019,892

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc., (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated on January 23, 2013. The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.

On October 26, 2015 the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc. in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing. On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  The Company is now focused solely on the EE marketplace with an emphasis on LED retrofitting and installing new lamps.

The Company determined that Global ITS, Inc. served no purpose for the Company.  It held no assets or operations, had been dormant for over a year.  On October 1, 2017, the Company sold 100% of its shares in Global to Peter Peterson, a shareholder of the Company and a creditor of Global for a nominal amount.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Znergy (FL) and Znergy Holdings (FL). All intercompany transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates, judgments, and assumptions used in these consolidated financial statements include those related to revenues, accounts receivable and related allowances, contingencies, and the fair values of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

Cash
The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation.

Revenue Recognition
The Company accounts for revenue using the "completed contract method" in accordance with ASC 605-35. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts." The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts."  A contract is considered complete when accepted by the customer.

The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility. Rebate revenue is recognized when collectability is assured which is when payment is received by the Company.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2016

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

Building, equipment and furniture, net
Real estate assets are stated at cost less accumulated depreciation and amortization.

Furniture, fixtures and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets, ranging from 3-5 years.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. At December 31, 2017 and 2016, the Company believes that no impairment of its long-lived assets is required.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Loss per share
The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. At December 31, 2017 and 2016, any potentially dilutive shares (consisting of 45,741,094 options) were not considered in the calculation of the loss per share as their effect would be anti-dilutive.

Stock-Based Compensation
Certain employees, officers, directors, and consultants of the Company participate in incentive plans that provide for granting stock options and performance-based awards. Time based stock options generally vest in equal increments over a two-year period and expire on the third anniversary following the date of grant. Performance-based stock options vest once the applicable performance conditions are satisfied.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors and consultants as Selling, general and administrative expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2017, the Company does not believe a liability for any unrecognized tax benefits exists.

The Company has not filed required income tax returns to date.  While for federal income tax purposes the net operating losses would eliminate the federal income tax liability, we may be subject to penalties and minimum state income tax.

All tax periods from inception remain open to examination by taxing authorities due to the non-filing and the net operating losses.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017.  The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%.  The Company will continue to assess its provisions for income tax as future guidance is issued but does not currently anticipate significant revisions will be necessary.  Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118, Net Income (Loss) Per Common Share.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. In July 2015, the FASB approved a one-year deferral of the effective date for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We have determined that adopting ASU 2014-09 does not have a material impact on our consolidated financial statements.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have any material effect on the Company’s financial statements.

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which was issued to clarify and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment aware require an entity to apply modification accounting in Topic 718.    The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (10) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company has a working capital deficit of $337,596, insufficient cash resources to meet its planned business objectives and accumulated deficit of $12,439,218. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through May 2019.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

NOTE 5 – REAL ESTATE HELD FOR SALE AND DEVELOPMENT

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808A South Huntington Street, Syracuse, Indiana.  The purchase price was $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There was no interest accruing on the debt.  The square footage of the building is approximately 2,348 and has 27 storage units which generate approximately $19,000 per year in rental income.  The Company closed on the property on September 1, 2017  (See Note 12).

NOTE 6 – LOANS FROM RELATED PARTIES

	December 31, 2017	December 31, 2016
Loans with related parties:
Znergy, Inc. officers and stockholders	$171,518	$135,749

On November 6, 2017, the Company executed an unsecured promissory note in the amount of $25,000 payable to Christopher J Floyd.  This note was payable on December 15, 2017 with accrued interest at 8% per annum.  The note was paid in full on November 22, 2017.

On November 15, 2017, the Company executed an unsecured promissory note in the amount of $50,000, payable to the Company’s chairman, Rick Mikles.  The note was payable on December 1, 2017 with interest at 4% per annum.  On December 1, 2017, the payment date was extended to June 1, 2018.

On November 27, 2017, the Company executed an unsecured promissory note in the amount of $200,000, payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable with interest of $2,000 on December 31, 2017.  The note was repaid in full, with interest on December 22, 2017. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on March 12, 2018, with interest of $6,000.  Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. As of the date of this Report, the principal balance remains unpaid.  Pursuant to the terms of the note, there was a 15-day grace period granted, which ended on March 27, 2018, at which a 15% penalty on the unpaid balance became due and payable along with the unpaid principal and any accrued interest.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust. These shares returned to the Company were canceled.

On June 6, 2016, the Company issued 5,000,000 shares of common stock for future services registered on Form S-8. These shares were valued at $500,000, based on the trading price of the shares on the date of grant. The value of these shares has been booked as Deferred Compensation which is being amortized over the one-year term of the agreement.

On September 28, 2016, the Company entered into an employment agreement with Dave Baker (see Note 11) to serve as our Senior Vice President.  As part of the agreement, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, which shares were valued at $30,500 based on  the trading price of the shares on the date of grant and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share (the “Options”).  The Options have a three-year expiration and vest one option for every two dollars in revenue recognized by the Company.

On November 12, 2016, in conjunction with the execution of an Advisory Agreement, the Company issued to Renitia Bertoluzzi 100,000 shares of its common stock, vested immediately, which shares were valued at $6,000 based on the trading price of the shares on the date of grant and options to purchase up to 400,000 shares of common stock of the Company at a price of $0.10 per share.  The options vest in equal amounts over the eight quarters following the date of execution of the Advisory Agreement.

On December 1, 2016, in conjunction with his promotion to Chief Operating Officer, the Company issued to Dave Baker 4,500,000 shares of its common stock, vested immediately, which shares were valued at $270,000 based the trading price of the shares on the date of grant.

On December 31, 2016 the Company appointed Arthur Fillmore to the board of directors as well as General Counsel to the Company. In conjunction with his appointment, the Company issued to Mr. Fillmore 3,000,000 shares of its common stock vested immediately, which shares were valued at $120,000 based on the trading price of the shares on the date of grant.  Concomitantly, the Company entered into a consulting agreement with Mr. Fillmore’s employer, AEGIS Professional. This consulting agreement has a term of three years. Upon executing the agreement, the Company issued AEGIS Professional an option to purchase 2,000,000 shares of its common stock at $0.10 per share and a term of 3-years with immediate vesting.

On January 25, 2017 the Company appointed Richard Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock, valued at its trading price on the date of the grant of $300,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue. Concomitantly, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company. Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, valued at its trading price on the date of the grant of $200,000, which vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options to vest quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 27, 2017 the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, valued at its trading price on the date of the grant of $100,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue.

On February 2, 2017 the Company entered into a consulting agreement with Venture Legal Services, PLC, to provide legal and strategic advisory services for the Company. In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at a price of $0.10 per share. The options have an expiration of three years from the date of issue and vest quarterly one option for every two dollars of revenue recognized by the Company.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On May 15, 2017, the Company entered into an employment agreement with Mr. Baker, as the Company’s CEO.  Mr. Baker was granted 5,000,000 shares of common stock of the Company, valued at its trading price on the date of the grant of $500,000, which vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Floyd, as the Company’s CFO.  Mr. Floyd was granted 10,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.  On November 15, 2017, the Company terminated the employment agreement, effective December 31, 2017 and entered into an amended agreement, pursuant to which Mr. Floyd would be paid a salary through the effective date of the termination and for four consecutive calendar months thereafter.  In addition, Mr. Floyd forfeited his unvested options of 9,313,955 shares and the Company issued 3,000,000 shares of its common stock, valued at its trading price on the date of the grant of $269,700, which vested immediately.

On June 1, 2017, the Company entered into a service agreement with a provider of investor relations services. Under the agreement, the Company issued 1,000,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $98,000, vesting 500,000 on June 1, 2017, 250,000 shares on October 1, 2017 and 250,000 shares on January 1, 2018.

On June 13, 2017, the Company entered into a service agreement with a provider of bookkeeping, accounting, payroll and human resources services.  Under the agreement, the Company issued 250,000 shares of common stock to the provider, valued at its trading price at the date of the grant of $30,000, which vested immediately, and 1,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest evenly over two years. On August 30, 2017, the Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by the service provider.

On June 19, 2017, the Company entered into an agreement with Profit Motivators and the Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by Profit Motivators.

On July 10, 2017 the Company entered into an employment agreement with Ryan Smith, to serve as Senior Vice President of the Company. The agreement has a term of three years, and Mr. Smith’s employment with the Company is on an at-will basis.  The agreement specifies an annual base salary of $100,000 and a performance-based bonus within 45 days from the end of the Company’s fiscal year as determined by the Compensation Committee of the Board of Directors. In addition, Mr. Smith was granted 3,000,000 shares of common stock of the Company, valued at its trading price at the date of the grant of $300,000, which vested immediately, and was granted 7,000,000 options to purchase common stock of the Company at $0.10 per share. The Options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On July 13, 2017, the Company entered into a service agreement with a provider of tax services.  Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $10,800, which vested immediately, and 400,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years. On August 30, 2017, The Company granted 600,000 performance-based options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company from customers referred directly by the provider of tax services.

On July 13, 2017, the Company amended and extended a consulting agreement, originally executed on January 23, 2017, with its Chairman, Rick Mikles. Under the amended and extended agreement, the Company issued 1,600,000 shares of common stock to Mr. Mikles, valued at its trading price on the date of the grant of $172,800, which vested immediately.

On August 31, 2017, the Company entered into an advisory agreement with Donald Herrmann. Under the agreement, the Company issued 100,000 shares of common stock to Mr. Herrmann, valued at its trading price on the date of the grant of $6,550, which vested immediately, and 900,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On September 19, 2017, the Company appointed Jennifer Peek to its Board of Directors and as its Audit Committee Chair and issued 1,500,000 shares of its common stock, valued at its trading price on the date of the grant of $76,350, which vested immediately, and 1,500,000 options to purchase shares of common stock of the Company at a price of $0.10 per share. The options vest equally over eight quarters and having an expiration of three years from the date of issue.

On November 1, 2017, the Company entered into a service agreement with a provider for information technology related services.  Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price at the date of the grant of $13,492, which vested immediately, and 500,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest evenly over two years.

The Company has entered into employment agreements with its sales representatives, either as independent contractors or employees of the Company.  The employees or contractors have at will contracts to provide sales and sales support services.  In addition to a salary and commission, the Company has issued options to purchase common stock of the Company.  The expiration periods range from 1-3 years, with options to purchase shares at $0.10 per share vesting over 3 years.  The options granted in the aggregate total 5,700,000 shares of which 5,000,000 shares are performance-based options that vest one options for every two dollars of revenue recognized by the Company and 700,000 are time-based options which vest over 8 quarters, to a total of 8 individuals.

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

Stock Options

Options - Time Vesting

On January 15, 2015 the Company adopted the 2015 Stock Option and Restricted Stock Plan (the “Plan”). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of the Company’s common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 45,000,000 newly issued shares of the Company’s common stock, options to purchase our common stock, or some combination thereof. If the Board of Directors decides to issue shares of common stock or options to purchase the Company’s common stock, the issuance of such securities would not affect the rights of the holders of the currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

There were 2,400,000 options issued and outstanding as of December 31, 2016. The following table shows the stock option activity during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	2,400,000	$0.10	-	$0.10
Changes during the year:
Granted - at market price	13,000,000	$0.10	2,400,000	$0.10
Exercised	-		-
Forfeited	1,000,000	$0.10	-	$0.10
Options outstanding at end of year	14,400,000	$0.10	2,400,000	$0.10
Options exercisable at end of year	6,675,002	$0.10	-	$0.10
Weighted average fair value of options granted during the year	$1,087,000	$0.10	$100,800	$0.10

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.49% average risk-free rate and 243.75% average volatility. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the twelve month periods ended December 31, 2017 and December 31, 2016 were $406,933 and $79,900, respectively.

Unrecognized compensation costs related to options was $633,967 which is expected to be recognized ratably over approximately 21 months.

Options - Performance Vesting

There were 5,000,000 options issued and outstanding as of December 31, 2016. The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	5,000,000	$0.10	-	$0.10
Changes during the year:
Granted - at market price	35,800,000	$0.10	5,000,000	$0.10
Exercised	-		-
Expired/Forfeit	9,458,906	$0.10	-	$0.10
Options outstanding at end of year	31,341,094	$0.10	5,000,000	$0.10
Options exercisable at end of year	3,917,052	$0.10	112,359	$0.10
Weighted average fair value of options granted during the year	$3,114,600	$0.10	$275,000	$0.10

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.98% average risk-free rate and 246% average volatility. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the twelve months ended December 31, 2017 was $384,940.

Unrecognized compensation costs related to options was $2,503,990 which is expected to be recognized ratably over approximately 24 months.

As of December 31, 2017, none of the currently exercisable stock options had intrinsic value. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on December 31, 2017 of $0.04 per share. There were no in-the-money options outstanding and exercisable as of December 31, 2017, since the exercise prices of the stock options outstanding and expected to vest were all greater than the fair value of our common stock.

The following table presents changes in the number of non-exercisable options during 2017:

Non-exercisable options
	Number Issued	Average Exercise Price

Total non-exercisable options outstanding - December 31, 2016	7,287,641
Options issued	48,800,000	0.10
Options expired	(10,346,547)	0.10
Options cancelled	-	0.10
Options vested	(10,592,054)	0.10
Total non-exercisable options outstanding - December 31, 2017	35,149,040

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Warrants

There were no warrants issued and outstanding as of December 31, 2016. The following table shows the warrant activity during the period ended December 31, 2017:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Warrants outstanding at beginning of year	-
Changes during the year:
Granted	16,924,960	$0.15
Exercised	-
Expired	-
Warrants outstanding at end of year	16,924,960	$0.15
Warrants exercisable at end of year	16,924,960

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, risk-free rate and volatility were calculated as of the respective dates of the issuance. Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expense and were $0 and $367,662 for years ended December 31, 2016 and December 31, 2017, respectively.

NOTE 8 – INCOME TAXES

No provision was made for federal income taxes since the Company has net operating losses for which the related deferred tax asset has been offset by a full valuation allowance. At December 31, 2017, the Company had operating loss carryforwards of approximately $2,032,267 as shown in the table below:

Accumulated deficit	$12,439,218
Shares and options issued for services	(4,418,951)
Shares issued for purchased research in acquisition	(5,988,000)
Operating loss available to offset income	$2,032,267

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
-

NOTE 9 – SALE OF REAL ESTATE AND RETIREMENT OF COMMON STOCK

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 10 – LEGAL ISSUES

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

On August 24, 2017, the Plaintiff received a Clerk’s Entry of Default against Nissim Trabelsi.  The Plaintiff filed a Motion for Default Judgment for damages against Trabelsi on September 13, 2017, which to date has not been addressed by the Court.  On March 5, 2018, Nissim Trabelsi filed a notice of bankruptcy.  The Plaintiff is still pursuing its options in the Case and the Court has yet to address the service issues with the Mazzal Trust.

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

NOTE 11 – COMMITMENTS AND CONCENTRATIONS

The revenue reported by the Company are from sales of LED installations, product sales and rebate income.  For the year ended December 31, 2017, 64% of the Company's revenue was generated by one customer and 21% of accounts receivable is from one customer.  For the year ended December 31, 2016, 82% of the Company's revenue was generated by one customer and 91% of its accounts receivable, consisting of rebates, was due from one utility.

The Company purchases substantially all of its inventory from one supplier.  The Company does not have any commitments with this supplier for minimum purchases.

The Company has no long-term leases.  It has a warehouse lease which terminates in December 2018.  The Company’s inventory is stored in that location.  The Company owned its office building until February 2018 when the building was sold to the Company’s Chairman.  The Company is currently negotiating the terms of a lease for the office space.

The Company has employment agreements with its employees.  Except as noted, the agreements are “at-will”.   The Company entered into an employment agreement with Dave Baker to become the Company’s Chief Operating Officer. Mr. Baker’s agreement, dated September 28, 2016, had a term of three years, an annual base salary of $100,000 which salary to be reviewed by the Compensation Committee of the Board of Directors, a signing bonus of $10,000 and a bonus in January 2017 equal to 6% of the total revenue generated by Mr. Baker in the fourth quarter of 2016 which bonus was paid on January 20th, 2017 in the amount of $10,928 (6% of $182,127). In addition, Mr. Baker was granted 500,000 shares of common stock of the Company, vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These Options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.  On December 1, 2016, Mr. Baker was promoted from Senior Vice President to Chief Operating Officer and granted a further 4,500,000 shares of the Company’s common stock, which vested immediately.

ZNERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

On May 15, 2017 Mr. Baker was promoted from Chief Operating Officer to Chief Executive Officer.  His annual base salary remained at $100,000, he was granted a $6,000 signing bonus and granted a further 5,000,000 shares of the Company’s common stock, which vested immediately and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest one option for every two dollars of revenue recognized by the Company.  In December 2017, the compensation committee of the board of directors awarded Mr. Baker a bonus of $40,000, which was partially paid in December and the balance was paid in January 2018.

NOTE 12 – SUBSEQUENT EVENTS

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on April 8, 2018, with interest of $6,000.  Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.  As of the date of this Report, the principal and one interest payment of $3,000 remains unpaid.  Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time the principal and unpaid interest is due.  If payment is not made after on or before that date, a 15% penalty of the unpaid balance becomes due and payable along with the unpaid principal and interest.

On February 12, 2018, the Company entered into an employment agreement with Rick Mikles, the Company’s Chairman, to become Chief Marketing Officer.  The agreement has a three-year term, an annual base salary of $26,000 and a quarterly payment based on 3% of the quarterly revenue recognized by the Company.  Mr. Mikles was granted 5,000,000 shares of the Company’s common stock, which vested immediately and was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest one options for every two dollars of revenue recognized by the Company.

On February 15, 2018, the Company executed a $25,000 promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory.  The note is due and payable on June 1, 2018 together with interest at 4% per annum.

On March 2, 2018, the Company executed a $200,000 unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman.  The note is due on June 1, 2018 together with interest of $2,500.

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles, who purchased the building for the balance of the mortgage which was $225,000 as the Company failed to make the scheduled $225,000 payment when due.  On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building.  Mr. Mikles and the Company are negotiating the terms of a lease for the office space.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder.  The note was due and payable on May 21, 2018 together with interest of $1,000 and as of the date of this report remains unpaid.

On May 11, 2018, the Company received $30,000 as a short-term advance from its Chairman, Rick Mikles and on May 18, 2018, the Company received an additional $50,000 as a short term advance from its Chairman, Rick Mikles.

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

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated by reference)

10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 12, 2016, and incorporated by reference)

31	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ZNERGY, INC.:

By:  /s/ David Baker
David Baker
         CEO and Director
         (Principal Executive Officer)
         Date: June 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 6, 2018	By: /s/ David Baker
David Baker
CEO and Director
(Principal Executive Officer)