Form 10-Q/A
period 2017-09-30
Znergy, Inc.
filed 2018-08-10
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

As used in the Amendment No. 1 on Form 10-Q for the quarter ended September 30, 2017, (the “Form 10-Q/Q”), the terms “Company”, “our”, “us” or “we” refer to Znergy, Inc., formerly Mazzal Holding Corp.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2017. This Form 10-Q/A is being filed to restate the unaudited Condensed Consolidated Financial Statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2017. Subsequent to the filing of the September 30, 2017 Form 10-Q, the Company determined that it had made an error in its assessment of when collectability was reasonably assured for rebate revenue. The Company has determined that the change had a material effect on the Condensed Consolidated Financial Statements for the three and nine Months ended September 30, 2017. The change in accounting was properly reflected in the Company’s Form 10-K filed with the SEC.

The Company’s Chief Executive Officer has also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in the Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.

ZNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

as of

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
	(RESTATED)
ASSETS
CURRENT ASSETS
Cash	$131,444	$40,507
Accounts receivable, net of allowance	481,389	79,612
Prepaid expenses	76,460	3,750
Inventory	389,768	192,105
Total current assets	1,079,061	315,974

Fixed Assets, net	306,189	2,567
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$1,387,095	$320,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$251,131	$284,930
Accrued expenses	185,588	139,336
Customer deposits	64,383	6,605
Advances	-	60,000
Loan, building	225,000	-
Loan from related party	892	135,749
Total current liabilities	726,994	626,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 227,624,960 and 193,150,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	22,762	19,315
Additional paid-in-capital	11,825,308	7,626,099
Accumulated deficit	(11,187,969)	(7,951,648)
Total Stockholders’ Equity (Deficit)	660,101	(306,234)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,387,095	$320,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Revenue	$586,976	$2,461	$1,015,217	$14,701
Cost of revenue	423,334	-	596,661	-
Gross profit	163,642	2,461	418,556	14,701

Selling, general and administrative expenses	1,241,262	231,754	3,654,877	373,490

Loss from operations	(1,077,620)	(229,293)	(3,236,321)	(358,789)

Other income (expense)
Other income	-	-	-	7,136
Total other income	-	-	-	7,136

Provision for income taxes	-	-	-	-

Net loss	$(1,077,620)	$(229,293)	$(3,236,321)	$(351,653)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	214,074,451	185,060,753	205,493,759	203,991,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

		(Restated)			Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

Stock and options issued for services	19,550,000	1,955	2,562,243	-	2,564,198

506b Offering
Stock and warrants issued for cash	10,600,000	1,060	793,941	-	795,001
Stock and warrants issued for debt conversion	4,324,960	432	843,025	-	843,457

Net loss				(3,236,321)	(3,236,321)

Balance at September 30, 2017	227,624,960	$22,762	$11,825,308	$(11,187,969)	$660,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
	(Restated)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(3,236,321)	$(351,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862	2,500
Common stock and options issued for services	2,564,198	197,169
Common stock and options issued for interest on debt converted	519,085	-
Contributed services	-	10,640
Accounts receivable	(401,777)	(23,480)
Prepaid expenses	(72,710)	-
Inventory	(197,663)	(19,341)
Accounts payable & accrued expenses	21,818	69,534
Customer deposits	57,778	-
Net cash used in operating activities	(743,730)	(114,631)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(80,484)	(1,213)
Net cash used in investing activities	(80,484)	(1,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	795,001	-
Repayment of advances from third parties	(106,340)	-
Payments of Loan from Related Parties	(260)	-
Advances from third parties	226,750	123,526
Net cash provided by financing activities	915,151	123,526

INCREASE IN CASH	90,937	7,682

CASH, BEGINNING OF PERIOD	40,507	1,279

CASH, END OF PERIOD	$131,444	$8,961

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of assets and liabilities to related party for return of common shares	$-	$1,018,679
Purchase of building with note	$225,000	$-
Repayment of debt with common stock and options	$324,372	$-

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

NOTE 2 – RESTATEMENT

Subsequent to the filing of the September 30, 2017 Form 10Q, the Company determined that it had made an error in its assessment of when collectability was reasonably assured for rebate revenue and should include rebate income as revenue only  when it is collected by the Company. The correction to rebate revenue resulted in a reduction in the number of performance-based options issued and the charge to operations for performance-based options. The Company has determined that the correction had a material effect on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017.

As a result, the Company has restated its unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017. The following table summarizes the restatement changes made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017, previously filed:

Condensed Consolidated Balance Sheets	Originally	Restatement
	Reported	Adjustment	As Restated

Accounts receivable, net of allowance	697,389	(216,000)	481,389
Total current assets	1,295,061	(216,000)	1,079,061
TOTAL ASSETS	1,603,095	(216,000)	1,387,095

Additional paid-in-capital	11,917,435	(92,127)	11,825,308
Accumulated deficit	(11,064,096)	(123,873)	(11,187,969)
Total Stockholders' Equity (Deficit)	876,101	(216,000)	660,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	1,603,095	(216,000)	1,387,095

Condensed Consolidated Statements of Operations (Three Months)	Originally	Restatement
	Reported	Adjustment	As Restated

Revenue	873,976	(287,000)	586,976
Gross profit	450,642	(287,000)	163,642
Selling, general and administrative expenses	1,404,389	(163,127)	1,241,262
Loss from Operations	(953,747)	(123,873)	(1,077,620)
Net Loss	(953,747)	(123,873)	(1,077,620)

Condensed Consolidated Statements of Operations (Nine Months)	Originally	Restatement
	Reported	Adjustment	As Restated

Revenue	1,302,217	(287,000)	1,015,217
Gross profit	705,556	(287,000)	418,556
Selling, general and administrative expenses	3,818,004	(163,127)	3,654,877
Loss from Operations	(3,112,448)	(123,873)	(3,236,321)
Net Loss	(3,112,448)	(123,873)	(3,236,321)

Condensed Consolidated Statements of Cash Flows	Originally	Restatement
	Reported	Adjustment	As Restated

Net Loss	(3,112,448)	(123,873)	(3,236,321)
Common stock and options issued for services	2,656,325	(92,127)	2,564,198
Accounts receivable	(617,777)	216,000	(401,777)

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, while the Company has a working capital surplus of $352,067, the accumulated losses from operations aggregated $11,187,969 and it continues to experience operating losses. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through September 2018. As such, the company is attempting to secure purchase order and asset based financing to support the growth needs of the company.

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

NOTE 4 – FIXED ASSETS

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

NOTE 5 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as a non-amortizing intangible asset.

NOTE 6 – LOANS FROM RELATED PARTY

	September 30, 2017	December 31, 2016
Loans from related party	$892	$135,749

The loan at December 31, 2016 is from B2 Opportunity Fund, LLC, a major shareholder of the Company, and is unsecured, bears no interest and is repayable on demand. This loan was repaid by the issuance of 1,809,987 shares of common stock and 1,809,987 options to purchase common stock during June 2017 (see Note 6).

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Options – Performance Vesting

There were 5,000,000 options issued and outstanding as of December 31, 2016 that vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity for performance vesting options during the period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	5,000,000	$0.10
Changes during the period:
Granted - at market price	30,800,000	$0.10
Exercised	-
Expired	-
Options outstanding at end of period	35,800,000	$0.10
Options exercisable at end of period	2,780,815	$0.10

Options issued were valued using the Black-Scholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.62% average risk-free rate and 259% average volatility. Costs incurred in respect of stock based compensation related to performance vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2017 were approximately $190,000 and $289,000, respectively. Costs incurred in respect of stock based compensation related to performance-vested options for employees, advisors and consultants for the three and nine-month periods ended September 30, 2016 were $-0- and $-0-, respectively.

Unrecognized compensation costs related to options was approximately $3,533,000 which is expected to be recognized over approximately 12 months.

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

NOTE 8 – LITIGATION

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

NOTE 9 – CUSTOMER CONCENTRATION

During the three months ended September 30, 2017 we had one customer whose purchases accounted for substantially all of the sales.

At September 30, 2017, there was one customer who had an accounts receivable balance greater than 10% of our total outstanding receivable balance.

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

Restatement

Subsequent to the filing of the September 30, 2017 Form 10Q, the Company determined that it had made an error in its assessment of when collectability was reasonably assured for rebate revenue and should include rebate income as revenue only when it is collected by the Company. The correction to rebate revenue resulted in a reduction in the number of performance-based options issued and the charge to operations for performance-based options. The Company has determined that the correction had a material effect on the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017.

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

Results of Operations

The Company had revenues of $1,015,217 and $14,701 for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. The Company had revenues of $586,976 and $2,461 for the three-month periods ended September 30, 2017, and September 30, 2016, respectively. Revenues in 2017 comprise LED installation projects while revenues in 2016 consist of consulting services.  The increase in revenues is due to the increase in personnel, implementing formalized training programs, resulting in increased sales and marketing efforts.  The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof.

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

The Company had general and administrative expenses of $3,654,877 and $373,490 for the nine-month periods ended September 30, 2017, and September 30, 2016, respectively. The Company had general and administrative expenses of $1,241,262 and $231,754 for the three-month periods ended September 30, 2017, and September 30, 2016, respectively. General and administrative expenses for the nine months ended September 30, 2017 are comprised primarily of $2,564,198 in common stock and options issued for services, $519,085 in common stock and warrants issued for interest related to the conversion of debt, $208,973 in salaries and wages, and $54,060 in legal and auditing fees. General and administrative costs for the nine months ended September 30, 2016 consisted primarily of $203,548 in consulting fees and $57,545 in legal and auditing fees.  General and administrative costs for the three months ended September 30, 2017 are comprised primarily of stock-based compensation and consulting costs of $492,748 and personnel expenses of $229,815.  General and administrative costs for the three months ended September 30, 2016 are comprised primarily of stock-based consulting costs of $166,667 and professional fees of $29,998.

The Company had net losses of $3,236,321 and $351,653 for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. The Company had net losses of $1,077,620 and $229,293 for the three-month periods ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a working capital surplus of $352,067 with total current assets of $1,079,061 comprising $131,444 in cash, $481,389 in accounts receivable, $76,460 in prepaid expenses, and $389,768 in inventory, and total current liabilities of $726,994 comprising $251,131 in accounts payable, $185,588 in accrued expenses, $64,383 in customer deposits, and $225,000 in a note due February 28, 2018 for the purchase of a building. Use of cash for operating activities totaled $743,730 primarily for funding an increase in accounts receivable of $401,777 and inventory of $197,663. The primary source of funds was loans from related parties in the amount of $226,750 and proceeds from the offering of our common stock in the amount of $795,000.

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

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2016)
10.4	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.5	Employment Agreement with Christopher Floyd (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.6	Employment Agreement with Ryan Smith (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on July 12, 2017)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Dave Baker
Dave Baker
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 10, 2018