Form 10-Q
period 2018-03-31
Znergy, Inc.
filed 2018-08-10
CIK 1568875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

000-55152
(Commission file number)

ZNERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808A South Huntington Street, Syracuse, Indiana	46567
(Address of principal executive offices)	(Zip Code)

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
Yes ☐                                No ☒

On August 9, 2018, there were 232,624,960 shares of the registrant’s common stock outstanding.

3

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

ZNERGY, INC.

ZNERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$46,502	$116,481
Accounts receivable, net	195,515	112,818
Prepaid expenses	41,706	35,365
Inventory	469,868	444,606
Total current assets	753,591	709,270

Building, equipment and furniture, net	111,610	364,093
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$867,046	$1,075,208

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$247,060	$431,267
Accrued expenses	147,435	179,628
Customer deposits	43,069	39,453
Loan, building	-	225,000
Loans from related parties	671,337	171,518
Total current liabilities	1,108,901	1,046,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 235,724,960 and 230,724,960 shares issued and 230,624,960 and 227,624,960 outstanding at March 31, 2018 and December 31, 2017, respectively	23,572	23,072
Additional paid-in-capital	13,266,358	12,444,488
Accumulated deficit	(13,531,785)	(12,439,218)
Total Stockholders’ Equity (Deficit)	(241,855)	28,342
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$867,046	$1,075,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31,	March 31,
	2018	2017

Revenue	$482,972	$143,679
Cost of revenue	229,628	58,046
Gross profit	253,344	85,633

Selling, general and administrative expenses	1,234,352	863,646

Loss from operations	(981,008)	(778,013)

Other income (expense)
Interest Expense	(111,559)	-
Total other income	(111,559)	-

Provision for income taxes	-	-

Net loss	$(1,092,567)	$(778,013)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	214,644,216	196,015,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	230,724,960	$23,072	$12,444,488	$(12,439,218)	$28,342

Stock and options issued for services	5,000,000	500	771,129	-	771,629

Warrants issued with debt			50,741		50,741

Net loss				(1,092,567)	(1,092,567)

Balance at March 31, 2018	235,724,960	$23,572	$13,266,358	$(13,531,785)	$(241,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(unaudited)

	March 31,	March 31
	2018	2017

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,092,567)	$(778,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,830	234
Loss on sale of building	29,739	-
Common stock and options issued for services	771,629	784,189
Non-cash interest expense	105,560	-
Accounts receivable	(82,697)	(37,078)
Prepaid expenses	(6,341)	1,250
Inventory	(25,262)	1,411
Accounts payable & accrued expenses	(216,400)	(16,024)
Customer deposits	3,616	(6,605)
Net cash used in operating activities	(504,893)	(50,636)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(10,086)	-
Net cash used in investing activities	(10,086)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from third parties	-	20,750
Proceeds from advances from related parties	445,000	7,873
Net cash provided by financing activities	445,000	28,623

DECREASE IN CASH	(69,979)	(22,013)

CASH, BEGINNING OF PERIOD	116,481	40,507

CASH, END OF PERIOD	$46,502	$18,494

Supplemental Disclosures
Non-cash investing and financing activities:
Transfer of building to related party in exchange for payment of loan	$225,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2018

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K.

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

Revenue Recognition
The Company accounts for revenue in accordance with ASC 606-10. The Company generally has three revenue sources – installation contracts, sales of lighting products and rebate income.

When Znergy gets an order from a customer – either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer.  In these arrangements, we have determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.  In the first quarter, this amounted to $24,095 or approximately 5% of the quarterly revenue.

Installation contract revenue, $408,437 for the first quarter or approximately 85% of the quarterly revenue, is recognized when the contract is considered complete by the customer, through a written customer acceptance form.  Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system.  Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.  A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. In the first quarter there was approximately $31,000 in contracts which were not complete by the end of the first quarter, the receipts for which are recorded in Customer deposits in the current liability section of the balance sheet.

The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility. Rebate revenue is recognized when collectability is assured which is when payment is received by the Company.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2018, the company had a working capital deficit of $355,310, insufficient cash resources to meet its planned business objectives, and accumulated losses of $13,531,785. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2019. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

The Company’s success is dependent upon, among other things, obtaining the additional financing to continue operations and to execute its business plan. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – BUILDING, EQUIPMENT AND FURNITURE, NET

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808A South Huntington Street, Syracuse, Indiana.  The purchase price was $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There was no interest accruing on the debt.  The Company closed on the property on September 1, 2017.

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled $225,000 payment.  On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building.  Mr. Mikles and the Company are negotiating the terms of a lease for the office space. The Company recorded a loss on the sale of $29,739.

NOTE 4 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as a non-amortizing intangible asset.

NOTE 5 – LOANS FROM RELATED PARTIES

	March 31, 2018	December 31, 2017
R. Mikles	$274,218	$47,248
W. Miller	$349,711	$124,270
P. Ladd	$47,408	$0
	$671,337	$171,518

On November 15, 2017, the Company executed an unsecured promissory note in the amount of $50,000, payable to the Company’s chairman, Rick Mikles.  The note was payable on December 1, 2017 with interest at 4% per annum.  On December 1, 2017, the payment date was extended to June 1, 2018.  The balance at March 31, 2018 was $50,745 which includes unpaid interest. As of the date of this report, the principal and interest remain unpaid.

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on March 12, 2018, with interest of $6,000.  Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. The balance at March 31, 2018 was $180,467 which includes unpaid interest and penalties. As of the date of this Report, the principal balance remains unpaid.  Pursuant to the terms of the Note, there was a 15-day grace period granted, which expired on March 27, 2018, at which time, a 15% penalty of the unpaid balance become due and payable together with the unpaid principal and any accrued interest.

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on April 8, 2018, with interest of $6,000.  Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. The value of the warrants was calculated based on its relative fair value basis to the debt and carried as a reduction of the related debt on the balance sheet and amortized to interest expense through the maturity date of the note. The balance at March 31, 2018 was $149,244, which includes unpaid principal and interest of $153,498, reduced by the unamortized accretion of debt of $4,254.  As of the date of this Report, the principal and one interest payment of $3,000 remains unpaid.  Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance becomes due and payable together with the unpaid principal and accrued interest.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory.  The note was due and payable on June 1, 2018 together with interest at 4% per annum. The balance at March 31, 2018 was $25,419 which includes unpaid interest.  As of the date of this Report, the note and accrued interest remain unpaid.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman.  The note was due on June 1, 2018 together with interest of $2,500. The balance at March 31, 2018 was $198,054 which includes unpaid interest of $806 and an offset of $2,72 due to prior advances made to him by the Company. As of the date of this Report, the note and accrued interest remain unpaid.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder.  The note was due and payable on May 21, 2018 together with interest of $1,000.  Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. The value of the warrants was calculated based on its relative fair value basis to the debt and carried as a reduction of the related debt on the balance sheet and amortized to interest expense through the maturity date of the note. The balance at March 31, 2018 was $47,408 which includes the unpaid principal and interest of $50,073, reduced by the unamortized accretion of $2,665. As of the date of this Report, the note and accrued interest remain unpaid.

On March 22, 2018, the Company also borrowed $20,000 in a non-interest bearing short-term payable to Wayne Miller.  There is no formal promissory note and payment is due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On February 12, 2018, the Company entered into an employment agreement with Rick Mikles, the Company’s Chairman, to become Chief Marketing Officer.  The agreement has a three-year term, an annual base salary of $26,000 and a quarterly payment based on 3% of the quarterly revenue recognized by the Company.  Mr. Mikles was granted 5,000,000 shares of the Company’s common stock, valued at its trading price of $0.10 per share, which vested immediately.  He was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest one option per every 2 dollars of revenue recognized by the Company.

The Company has entered into employment agreements with their  sales representatives, either as independent contractors or employees of the Company.  The employees or contractors have at will contracts to provide sales and sales support services.  In addition to a salary and commission, the Company has issued options to purchase common stock of the Company.  The expiration periods range from 1-3 years, with options to purchase shares at $0.10 per share, vesting over three years.  The options granted in the aggregate total 5,700,000 shares to a total of 8 individuals, of which 5,000,000 shares are performance-based options and 700,000 are time-based options which vest over 8 quarters,

Options

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options - Time Vesting

There were 14,400,000 options issued and outstanding as of March 31, 2018. The following table shows the stock option activity during the periods ended March 31, 2018 and March 31, 2017, respectively:

	March 31, 2018
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	14,400,000	$0.10
Changes during the period:
Granted - at market price	-	$0.10
Exercised	-
Forfeited	-	$0.10
Options outstanding at end of period	14,400,000	$0.10
Options exercisable at end of period	8,150,002	$0.10
Weighted average fair value of options granted during the period	$-	$-

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.53% average risk-free rate and 265.18% average volatility. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three month period ended March 31, 2018 was $129,562.

Unrecognized compensation costs related to options for the three month period ended March 31, 2018 was $563,029, which is expected to be recognized ratably over approximately 18 months.

Options - Performance Vesting

There were 31,341,094 options issued and outstanding as of December 31, 2017. The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended March 31, 2018 :

	March 31, 2018
	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	31,341,094	$0.10
Changes during the period:
Granted - at market price	5,500,000	$0.10
Exercised	-
Expired/Forfeit	-	$0.10
Options outstanding at end of period	36,841,094	$0.10
Options exercisable at end of period	5,492,092	$0.10
Weighted average fair value of options granted during the period	$511,500	$0.10

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.34% average risk-free rate and 209% average volatility. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three months ended March 31, 2018 was $142,067.

Unrecognized compensation costs related to options for the three months ended March 31, 2018 was  $2,871,009 which is expected to be recognized ratably over approximately 33 months.

Warrants

The following table shows the warrant activity during the period ended March 31, 2018:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Warrants outstanding at beginning of year	16,924,960
Changes during the period:
Granted	1,050,000	$0.15
Exercised	-
Expired	-
Warrants outstanding at end of period	17,974,960	$0.15
Warrants exercisable at end of period	17,974,960	$-

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, 2.09% risk-free rate and volatility of 286%. The relative fair value of warrants issued to related parties with debt was recorded as interest expense and was $50,741 for the three months ended March 31, 2018.

NOTE 7 – LITIGATION

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

NOTE 8 – CUSTOMER CONCENTRATION

During the three months ended March 31, 2018, the Company recognized installation revenue of $178,898 from one customer which represented approximately 37% of revenue for the quarter.

At March 31, 2018, that customer’s accounts receivable balance of $178,898 represented approximately 91% of the accounts receivable balance at March 31, 2018.

NOTE 9 – SUBSEQUENT EVENTS

On May 11, 2018, the Company received $30,000 as a short-term advance from its Chairman, Rick Mikles and on May 18, 2018 and on May 25, 2018, the Company received an additional $50,000 and $10,000, respectively, as additional short-term advances from the Company’s Chairman, Rick Mikles. The amounts are payable on demand and do not accrue interest.

On June 5, 2018, the Company received $30,000 from one of its investors and executed a promissory note which matures on June 30, 2018.  The note is senior to the other notes and obligations.  Under the note obligation, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.10 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants. As of the date of this report, the note remains unpaid.

The contract for William McMahon to provide interim Chief Financial Officer duties expired June 15, 2018.  The Company has not replaced the position.

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

The Company plans to increase its competitive position by providing financing to customers for installation  projects through a strategic partnership the Company has developed with a well-established funding group focused on energy efficiency projects.

Results of Operations

The Company had revenues of $482,972 and $143,679 for the three-month periods ended March 31, 2018, and March 31, 2017, respectively. Revenues in 2018 and 2017 comprise LED installation projects and associated rebates from utilities.  The increase in revenues is due to the increase in sales personnel, the implementation of formalized training programs, and an increase in marketing efforts.  The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof.

The Company incurred costs of revenue of $229,628 and $58,046 for the three-month periods ended March 31, 2018, and March 31, 2017, respectively. Costs of revenue in 2018 and 2017 comprise primarily LED product and installation costs, including labor and rental equipment.

The Company had general and administrative expenses of $1,234,352 and $863,646 for the three-month periods ended March 31, 2018, and March 31, 2017, respectively.  General and administrative costs for the three months ended March 31, 2018 are comprised primarily of stock-based compensation and consulting costs of $771,629, sales and marketing costs of $185,686, bad debt expense of $41,382, personnel expenses of $55,348, professional fees of $90,258 and other expenses of $90,049.  General and administrative costs for the three months ended March 31, 2017 are comprised primarily of stock-based consulting costs of $784,189.

The Company had net losses of $1,092,567 and $778,013 for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a working capital deficit of $355,310 with total current assets of $753,591 comprising $46,502 in cash, $195,515 in accounts receivable, $41,706 in prepaid expenses, and $469,868 in inventory, and total current liabilities of $1,108,901 comprising $247,060 in accounts payable, $147,435 in accrued expenses, $43,069 in customer deposits, and $671,337 in loans from related parties. Use of cash for operating activities totaled $504,893 primarily for funding a decrease in accounts payable and accrued expenses of $216,400 and an increase in inventory of $25,262 and accounts receivable of $82,697. The primary source of funds was loans from related parties in the amount of $445,000.

On July 22, 2017, the Company entered into a purchase agreement for a property located at 808 A South Huntington Street, Syracuse, Indiana. The agreement stipulates a purchase price of $255,000 of which $30,000 was paid on July 22, 2017 with the balance of $225,000 due 180 days after closing.  There was no interest payable on the balance due. The Company closed on the property on September 1, 2017.

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled $225,000 payment.  On March 16, 2018, a quitclaim was recorded to Rick Mikles as the new owner of the building.  Mr. Mikles and the Company are negotiating the terms of a lease for the office space.

Going Concern Discussion

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2018, the Company has a working capital deficit of $355,310, insufficient cash resources to meet its planned business objectives, and accumulated losses of $13,531,785. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2019.

For the year ending December 31, 2017, our auditors issued an explanatory note regarding our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by third parties and loans from others in our company.

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

As of March 31, 2018, management believes that generating revenues in the next six to twelve months is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next six to twelve months, we will need to raise additional capital by issuing capital stock in exchange for cash or obtain loans in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern. No adjustments have been made to the financial statements to reflect our doubt to continue as a going concern.

Our management does not expect to incur significant research and development costs in 2018.

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

The Company continues to expand its solutions portfolio for both indoor and outdoor applications to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the “Internet of Things” (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid.

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

Critical Accounting Policies

The Company’s most critical accounting policies include (a) use of estimates, (b) revenue recognition, (c) going concern, and (d) share based payments. The methods estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b) Revenue Recognition

The Company accounts for revenue in accordance with ASC 606-10. The Company generally has three revenue sources – installation contracts, sales of lighting products and rebate income.

When Znergy gets an order from a customer – either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer.  In these arrangements, we have determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.  In the first quarter, this amounted to $24,095 or approximately 5% of the quarterly revenue.

Installation contract revenue, $408,437 for the first quarter or approximately 85% of the quarterly revenue, is recognized when the contract is considered complete by the customer, through a written customer acceptance form.  Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system.   Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.  A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. In the first quarter there was approximately $31,000 in contracts which were not complete by the end of the first quarter, the receipts for which are recorded in Customer deposits in the current liability section of the balance sheet .

The Company quotes its customers the total costs of product installation and materials minus the expected rebates, if any, from a given utility.  For projects larger than $10,000, rebates must be pre-approved by the utility. Rebate revenue is recognized when collectability is assured which is when payment is received by the Company.

(c) Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2018, the Company had a working capital deficit of $355,310, and accumulated losses of  $13,531,785 and it continues to experience operating losses. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2019.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. In July 2015, the FASB approved a one-year deferral of the effective date for annual reporting periods beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We have determined that adopting ASU 2014-09 did not have a material impact on our consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which was issued to clarify and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment aware require an entity to apply modification accounting in Topic 718.    The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (10) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We have determined that adoption of this standard did not have a material impact on our consolidated financial statements.

On September 29, 2017, the FASB issued ASU No. 2017-13 – Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which was issued to add SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting.  The July announcement addressed transition related to Accounting Standards Updates No 2014-09, Revenue from Contracts with Customers (Topic 606).  The transition provisions in ASC Topic 606 require that a public business entity and certain other entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 14, 2018 and interim reporting within annual reporting periods beginning after December 15, 2019. The Company has adopted the revenue reporting requirements under ASC Topic 606 which did not have a material impact on our consolidated financial statements.

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

Although we plan to take steps to enhance and improve the design of our internal control over financial reporting, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 5. Other Information.

None

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