Form 10-Q
period 2018-06-30
Znergy, Inc.
filed 2019-07-02
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

None

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

Yes ☐                                No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐                                No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common	ZNRG	OTC

On July 1, 2019 there were 251,924,960 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

ZNERGY, INC.

INDEX

CONTENTS:

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	4

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	6

Notes to Unaudited Condensed Consolidated Interim Financial Statements	7

ZNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$69	$116,481
Accounts receivable, net	87,467	112,818
Prepaid expenses	41,699	35,365
Inventory	506,586	444,606
Total current assets	635,821	709,270

Building, equipment and furniture, net	90,859	364,093
Intangible assets, net	1,845	1,845
TOTAL ASSETS	$728,525	$1,075,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$232,957	$431,267
Accrued expenses	195,563	179,628
Customer deposits	-	39,453
Advances from related parties	317,223	-
Loan, building	-	225,000
Loans from related parties	725,679	171,518
Total current liabilities	1,471,422	1,046,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 235,724,960 and 230,724,960 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23,572	23,072
Additional paid-in-capital	13,373,830	12,444,488
Accumulated deficit	(14,140,299)	(12,439,218)
Total Stockholders’ (Deficit) Equity	(742,897)	28,342
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$728,525	$1,075,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2018	2017	2018	2017

Revenue	$259,582	$284,562	$742,554	$428,241
Cost of revenue	176,368	115,281	405,996	173,327
Gross profit	83,214	169,281	336,558	254,914

Selling, general and administrative expenses	583,649	1,549,969	1,818,001	2,413,615

Loss from operations	(500,435)	(1,380,688)	(1,481,443)	(2,158,701)

Other (expense)
Other (expense)	(43,488)	-	(43,488)	-
Interest Expense	(64,591)	-	(176,150)	-
Total other (expense)	(108,079)	-	(219,638)	-

Loss before provision for income taxes	(608,514)	(1,380,688)	(1,701,081)	(2,158,701)
Provision for income taxes	-	-	-	-

Net loss	$(608,514)	$(1,380,688)	$(1,701,081)	$(2,158,701)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01

Weighted average number of shares outstanding - basic and diluted	229,024,960	204,266,206	228,961,627	201,269,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Six Months Ended
	June 30,	June 30
	2018	2017

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,701,081)	$(2,158,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,394	467
Loss on sale of building	43,488	-
Common stock and options issued for services	879,101	1,668,021
Non-cash interest expense	169,902	-
Bad debt expense	38,034	-
Changes in operating assets and liabilities
Accounts receivable	(12,683)	(204,431)
Prepaid expenses	(6,334)	2,500
Inventory	(61,980)	(34,126)
Accounts payable & accrued expenses	(182,375)	318,940
Customer deposits	(39,453)	(3,060)
Net cash used in operating activities	(852,987)	(410,390)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(63,566)	-
Proceeds from sale of assets	47,918	-
Net cash used in investing activities	(15,648)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	795,000
Repayment of advances from third parties	(2,967)	(6,000)
Proceeds from advances from related parties	320,190	226,750
Repayment of loans from related party	(10,000)	(260)
Proceeds from loans from related parties	445,000	-
Net cash provided by financing activities	752,223	1,015,490

(DECREASE) INCREASE IN CASH	(116,412)	605,100

CASH, BEGINNING OF PERIOD	116,481	40,507

CASH, END OF PERIOD	$69	$645,607

Supplemental Disclosures
Non-cash investing and financing activities:
Common Stock and Warrants issued for Conversion of Debt	$-	$843,458
Related party advance paid directly to vendor	125,000	-
Transfer of building to related party in exchange for payment of loan	$225,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2018 AND 2017

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc., (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company”), incorporated on January 23, 2013. The original business plan of the Company was the construction and management of multi-family home developments and the subsequent sale thereof.

On October 26, 2015 the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc. in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing. On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company’s common stock owned by the Trust.  This transaction caused a change of control with Global being the accounting acquirer. The Company is now focused solely on the EE marketplace with an emphasis on LED retrofitting and installing new lamps.

The Company determined that Global ITS, Inc. served no purpose for the Company.  It held no assets or operations, had been dormant for over a year, except for the operations of its wholly owned Subsidiary.  On October 1, 2017, the Company sold 100% of its shares in Global to Peter Peterson, a shareholder of the Company and a creditor of Global for a nominal amount. The sale did not include Global’s investment in its subsidiary.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2018. These financial statements should be read in conjunction with that report.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606-10. The Company generally has two revenue sources – installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the three months ended June 30, 2018 was $228,974 and $30,608 for installation contracts and sale of lighting products, respectively. For the six months ended June 30, 2018, the amounts were $687,852 and $54,702 for installation contracts and sale of lighting products, respectively

When Znergy receives an order from a customer, either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer.  In these arrangements, we have determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.

Installation contract revenue is recognized when the contract is considered complete by the customer, through a written customer acceptance form.  Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system.  Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocated indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.  A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. In the second quarter there were no contracts which were not complete by the end of the second quarter.

Adoption of recent accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted Topic 606 as of January 1, 2018 utilizing the full retrospective method of adoption. The adoption of Topic 606 did not have any impact on its results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of this update did not have a material impact on its financial position, results of operations or financial statement disclosure.

Recent accounting standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU No. 2018-07 will have on its financial position, results of operations or financial statement disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows entities the option to prospectively apply the new lease standard at the adoption date instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings. The Company is currently evaluating the impact ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 will have on its financial position, results of operations or financial statement disclosure.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2018, the Company had a working capital deficit of $835,601, insufficient cash resources to meet its planned business objectives, and accumulated losses of $14,140,299 The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through a year from the date these financial statements are available to be issued. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

The Company’s success is dependent upon, among other things, obtaining the additional financing to continue operations and to execute its business plan. No assurances can be made that management will be successful in pursuing its business plan.

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

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled $225,000 payment.  On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building.  The Company recorded a loss on the sale of $43,488, representing the difference between the carrying value and the mortgage balance assumed by the Company’s chairman.

NOTE 4– ADVANCES

	June 30, 2018	December 31, 2017
R. Mikles	$87,435	$0
B2 Opportunity Fund	154,788	0
G. Cook	75,000	0
	$317,223	$0

During the six months ended Jun 30, 2018, the Company received an aggregate of $90,190 of short-term advance from its Chairman, Rick Mikles. These advances were offset by $2,755 which were repaid. The amounts are non-interest bearing and payable on demand.

On April 20, 2018, the Company received $125,000 as a short-term advance from an investor, B2 Opportunity Fund, via a payment to a vendor on the Company’s behalf. On June 5, 2018 the Company received an additional $30,000 in cash as an additional short-term advance. These advances were offset by $212 of repayments to the investor. Currently the advances are non-interest bearing and payable on demand.

On June 20, 2018, the Company received $75,000 as a short-term advance from an investor, Gary Cook. Currently the advance is non-interest bearing and payable on demand and does not accrue interest. Subsequent to June 30, 2018, the advance was converted to 1,000,000 shares of common stock and 1,000,000 warrants. The advance was converted at fair value on the date of conversion. The fair value of the warrants was not material.

Since June 30, 2018, through the filing date of this report the Company has received $296,000 in additional advances to fund operations.

NOTE 5 – LOANS FROM RELATED PARTIES

	June 30, 2018	December 31, 2017
R. Mikles	$310,079	$47,248
W. Miller	356,950	124,270
P. Ladd	58,650	0
	$725,679	$171,518

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. Prior to the end of the grace period the Company paid $3,000 in interest and $10,000 in principle. The balance at June 30, 2018 was $164,450, which includes unpaid principal, interest, and penalties. As of the date of this Report, no further payments had been made. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory.  The note was due and payable on June 1, 2018 together with interest at 4% per annum. Pursuant to the terms of the note, if the note and accrued interest is not paid by the due date, interest at 12% per annum shall be accrued on the outstanding balance until paid in full. The balance at June 30, 2018 was $25,625 which includes unpaid interest.  As of the date of this Report, the note and accrued interest remain unpaid.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman.  The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at June 30, 2018 was $232,875 which includes unpaid interest and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder.  The note was due and payable on May 21, 2018 together with interest of $1,000.  Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at June 30, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On March 22, 2018, the Company also borrowed $20,000 in a non-interest bearing short-term payable to Wayne Miller.  There is no formal promissory note and payment is due on demand.

Since June 30, 2018, through the filing date of this report the company has received $450,000 in additional loans from related parties. The notes bear interest at 10%.

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

Stock Based Compensation

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options - Time Vesting

The following table shows the stock option activity during the period ended June 30, 2018:

	June 30, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2018	14,400,000	$0.10
Changes during the period:
Granted - at market price	1,000,000	$0.10
Exercised	-
Forfeited	700,000	$0.10
Outstanding at June 30, 2018	14,700,000	$0.10
Exercisable at June 30, 2018	9,570,835	$0.10
Weighted average fair value of options granted during the period	$0.12	$0.10

Options issued for the period ended June 30, 2018 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.73% average risk-free rate and 201% average volatility. Options issued for the period ended June 30, 2017 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.44% average risk-free rate and 225% average volatility.

Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2018 were $119,554 and $249,116, respectively. Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2017 were $102,725 and $168,908, respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of June 30, 2018 was $429,675, which is expected to be recognized ratably over a weighted average period of approximately 18 months. The intrinsic value is zero

Options - Performance Vesting

The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended June 30, 2018:

	June 30, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2018	31,341,094	$0.10
Changes during the period:
Granted - at market price	7,500,000	$0.10
Exercised	-
Expired/Forfeit	10,700,000	$0.10
Outstanding at June 30, 2018	28,141,094	$0.10
Exercisable at June 30, 2018	5,432,977	$0.10
Weighted average fair value of options granted during the period	$0.08	$0.10

Options issued for the period ended June 30, 2018 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.52% average risk-free rate and 196% average volatility. Options issued for the period ended June 30, 2017 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.47% average risk-free rate and 244% average volatility.

These options were issued to individuals for their business development efforts. The costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2018 were ($12,082) and $118,646, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2017 were $61,627 and $79,227 respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of June 30, 2018 was $1,929,442 which is expected to be recognized ratably over a weighted average period of approximately 33 months. The intrinsic value is zero.

Warrants

The following table shows the warrant activity during the period ended June 30, 2018:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding at January 1, 2018	15,924,960
Changes during the period:
Granted	2,050,000	$0.15
Exercised	-
Expired	(14,924,960)	$0.15
Outstanding at June 30, 2018	3,050,000	$0.15
Exercisable at June 30, 2018	3,050,000	$0.15

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, 2.09% risk-free rate and volatility of 286%. The relative fair value of warrants issued to related parties with debt was recorded as interest expense and was zero and 50,741 for the three and six months ended June 30, 2018.

Costs incurred in respect of warrants issued to investors for the three and six months ended June 30, 2017 were zero and $367,662.

NOTE 7 – BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company’s dilutive common stock equivalent shares, which include incremental common shares issuable upon i) the exercise of outstanding stock options and warrants and (ii) vesting of restricted stock units and restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the company had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and dilutive net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive.

	Three and Six Months Ended
	June 30,
	2018	2017

Stock Options	42,841,094	39,000,000
Warrants	3,050,000	14,924,960
Unvested restricted stock	0	0

Total	45,891,094	53,924,960

NOTE 8 – LITIGATION

On September 26, 2016, Znergy (“Registrant”) filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

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

On January 26, 2017, the Company received an email from its transfer agent, VStock Transfer, LLC, (“VStock”) informing the Company that it had been served with a Summons and Complaint (B2 Opportunity Fund (“B2”) v. Trabelsi et al. - Index No.:17-CV-10043, the “Claim”) and further stating that the Company was obligated to indemnify VStock for fees and expenses incurred in defending the Claim.  The Company responded on February 24, 2017 stating that (1) we reviewed the Transfer Agent and Registrar Agreement between Mazzal and VStock dated May 20, 2014 and that in Article VI(c) of that agreement it states that indemnification will not be offered if the acts of VStock constitute bad faith or gross negligence, (2) we reviewed the lawsuit filed by B2 against VStock and others and find that VStock’s actions constitute gross negligence and perhaps bad faith, and we therefore deny indemnification of VStock relating to the Claim, and (3) should VStock take any action to seek indemnification by Znergy in any manner, Znergy will either join B2 in its lawsuit or will file an action on its own.  The Company terminated its agreement with VStock.  The issue in its entirety was settled with no impact to the Company on April 25, 2018.

NOTE 9 – CUSTOMER CONCENTRATION

For the three months ended June 30, 2018 one customer represented 36% of net revenue. For the three months ended June 30, 2017, one customer represented 56%, one customer represented 24% and one customer represented 16% of net revenue.

For the six months ended June 30, 2018, had one customer that represented 24% and one customer that represented 12% of net revenue. For the six months ended June 30, 2017, one customer represented 38%, one customer represented 17%, one customer represented 11% and one customer represented 10% of net revenue.

At June 30, 2018, one customer represented 55% of the net accounts receivable. At December 31, 2017, three different customers represented 22%, 21% and 12% respectively of net accounts receivable.

NOTE 10 – SUBSEQUENT EVENTS

Since June 30 2018, through the filing date of this report the company has received $296,000 in additional advances and $450,000 of additional loans from related parties.

Subsequent to June 30, 2018 through the filing date, the Company has issued 16,200,000 shares of common stock. 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 19,000,000 stock options and 2,000,000 warrants outstanding. In addition, 4,000,000 shares were issued in exchange for business development efforts. Also, 1,000,000 shares were issued upon a conversion of a $75,000 advance. Additionally, 1,00,0000 warrants were issued as additional consideration for the conversion of the advance to the company.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Znergy, Inc., together with its subsidiaries, as the “Company,” “we,” “us,” and “our”

The following discussion and analysis of our financial condition should be read together with our unaudited Consolidated Financial Statements and related notes included in this Form 10-Q as well as our audited Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on June 6, 2018.

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

Results of Operations

The Company had revenues of $742,554 and $428,241 for the six-month periods ended June 30, 2018, and June 30, 2017, respectively. The Company had revenues of $259,582 and $284,562 for the three-month periods ended June 30, 2018, and June 30, 2017, respectively. Revenues in 2018 and 2017 comprise LED installation projects and associated rebates from utilities.  The increase in revenues for the six month is due to the increase in sales personnel, the implementation of formalized training programs, and an increase in marketing efforts.  For the three-month period revenue was down due to timing of installations. The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof.

The Company incurred costs of revenue of $405,996 and $173,327 for the six-month periods ended June 30, 2018, and June 30, 2017, respectively. The Company incurred costs of revenue of $176,368 and $115,281 for the three-month periods ended June 30, 2018, and June 30, 2017, respectively. Costs of revenue in 2018 and 2017 comprise primarily LED product and installation costs, including labor and rental equipment. Cost of revenue as a percentage of revenue can be impacted by the type of jobs and if the job requires customized lighting.

The Company had selling, general and administrative expenses of $1,818,001 and $2,413,615 for the six-month periods ended June 30, 2018, and June 30, 2017, respectively. The Company had general and administrative expenses of $583,649 and $1,549,969 for the three-month periods ended June 30, 2018, and June 30, 2017, respectively. The decrease for the six-month period is primarily due to a reduction in stock-based compensation costs. The decrease for the three-month period is also primarily due to reduced equity based compensation costs.

The Company incurred interest expense of $64,591 and $176,150 for the three and six-month periods ended June 30, 2018. This is compared to zero for the same periods in 2017. This is the result of the additional Notes Payable and Advances the company has entered into to finance the operations of the Company.

The Company had net losses of $1,701,081 and $2,158,701 for the six-month periods ended June 30, 2018 and June 30, 2017, respectively. The Company had net losses of $608,514 and $1,380,688 for the three-month periods ended June 30, 2018 and June 30, 2017, respectively.

Liquidity and Going Concern Discussion

The 10-Q has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2018, the company had a working capital deficit of $835,602, insufficient cash resources to meet its planned business objectives, and accumulated losses of $14,140,299 The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2019. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

The Company’s success is dependent upon, among other things, obtaining the additional financing to continue operations and to execute its business plan. No assurances can be made that management will be successful in pursuing its business plan.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on June 6, 2018.

Recently Issued Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2016,Znergy (“Registrant”) filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with six months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

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

On January 26, 2017, the Company received an email from its transfer agent, VStock Transfer, LLC, (“VStock”) informing the Company that it had been served with a Summons and Complaint (B2 Opportunity Fund (“B2”) v. Trabelsi et al. - Index No.:17-CV-10043, the “Claim”) and further stating that the Company was obligated to indemnify VStock for fees and expenses incurred in defending the Claim.  The Company responded on February 24, 2017 stating that (1) we reviewed the Transfer Agent and Registrar Agreement between Mazzal and VStock dated May 20, 2014 and that in Article VI(c) of that agreement it states that indemnification will not be offered if the acts of VStock constitute bad faith or gross negligence, (2) we reviewed the lawsuit filed by B2 against VStock and others and find that VStock’s actions constitute gross negligence and perhaps bad faith, and we therefore deny indemnification of VStock relating to the Claim, and (3) should VStock take any action to seek indemnification by Znergy in any manner, Znergy will either join B2 in its lawsuit or will file an action on its own.  The Company terminated its agreement with VStock.  The issue in its entirety was settled with no impact to the Company on April 25, 2018.

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
Date: July 2, 2019