Form 10-Q
period 2018-09-30
Znergy, Inc.
filed 2019-08-01
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

On July 30, 2019 there were 271,924,960 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

ZNERGY, INC.

ZNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$6,356	$116,481
Accounts receivable, net	57,784	112,818
Prepaid expenses	45,941	35,365
Inventory	830,157	444,606
Total current assets	940,238	709,270

Building, equipment and furniture, net	83,354	364,093
Intangible assets	1,845	1,845
TOTAL ASSETS	$1,025,437	$1,075,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$511,858	$431,267
Accrued expenses	216,341	179,628
Customer deposits	51,006	39,453
Advances from related parties	322,224	-
Loan, building	-	225,000
Loans from related parties	729,429	171,518
Total current liabilities	1,830,858	1,046,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 235,724,960 and 230,724,960 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	23,672	23,072
Additional paid-in-capital	13,678,326	12,444,488
Accumulated deficit	(14,507,419)	(12,439,218)
Total Stockholders’ Equity/(Deficit)	(805,421)	28,342
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,025,437	$1,075,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$556,142	$586,976	$1,298,696	$1,015,217
Cost of revenue	259,158	423,334	665,154	596,661
Gross profit	296,984	163,642	633,542	418,556

Selling, general and administrative expenses	668,000	1,241,262	2,486,001	3,654,877

Loss from operations	(371,016)	(1,077,620)	(1,852,459)	(3,236,321)

Other income (expense)
Other (expense)	7,730	-	(35,758)	-
Interest Expense	(3,749)	-	(179,899)	-
Total other income (expense)	3,981	-	(215,657)	-

Loss before provision for income taxes	(367,035)	(1,077,620)	(2,068,116)	(3,236,321)
Provision for income taxes	-	-	-

Net loss	$(367,035)	$(1,077,620)	$(2,068,116)	$(3,236,321)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	229,024,960	214,074,451	228,991,993	205,493,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,	September 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,068,116)	$(3,236,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,478	1,862
Loss on sale of assets	41,608	-
Common stock and options issued for services	1,183,611	2,564,198
Non-cash interest expense	173,652	519,085
Bad debt expense	53,348	-
Changes in operating assets and liabilities
Accounts receivable	1,686	(401,777)
Prepaid expenses	(10,576)	(72,710)
Inventory	(385,551)	(197,663)
Accounts payable & accrued expenses	117,304	21,818
Customer deposits	11,553	57,778
Net cash used in operating activities	(854,003)	(743,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(63,564)	(80,483)
Proceeds from sale of assets	50,218	-
Net cash used in investing activities	(13,346)	(80,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	795,000
Repayment of advances from third parties	(187)	(106,340)
Proceeds from advances from related parties	322,411	226,750
Repayment of loans from related party	(10,000)	(260)
Proceeds from loans from related parties	445,000	-
Net cash provided by financing activities	757,224	915,150

(DECREASE) INCREASE IN CASH	(110,125)	90,937

CASH, BEGINNING OF PERIOD	116,481	40,507

CASH, END OF PERIOD	$6,356	$131,444

Cash Paid during the period	9,000	-

Supplemental Disclosures
Non-cash investing and financing activities:
Common Stock and Warrants issued for Conversion of Debt and Advances	$75,000	$324,372
Related party advance paid directly to vendor	125,000	-
Purchase of building with a note		225,000
Transfer of building to related party in exchange for payment of loan	$225,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company determined that Global ITS, Inc. served no purpose for the Company.  It held no assets or operations, had been dormant for over a year, except fot the operations of its wholly owned Subsidiary.  On October 1, 2017, the Company sold 100% of its shares in Global to Peter Peterson, a shareholder of the Company and a creditor of Global for a nominal amount. The sale did not include Global’s investment in its subsidiary.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2018. These financial statements should be read in conjunction with that report.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606-10. The Company generally has two revenue sources – installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the three months ended September 30, 2018 was $528,715 and $27,427 for installation contracts and sale of lighting products, respectively. For the nine months ended September 30, 2018, the amounts were $1,212,428 and $86,268 for installation contracts and sale of lighting products, respectively

When Znergy receives an order from a customer, either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer.  In these arrangements, we have determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.

Installation contract revenue is recognized when the contract is considered complete by the customer, through a written customer acceptance form.  Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system.  Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocated indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.  A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. In the third quarter there were no contracts which were not complete by the end of the third quarter.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2018, the Company had a working capital deficit of $890,620, insufficient cash resources to meet its planned business objectives, and accumulated losses of $14,507,419 The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through a year from the date these financial statements are available to be issued. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

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

NOTE 4– ADVANCES

	September 30, 2018	December 31, 2017
R. Mikles	$167,436	$0
B2 Opportunity Fund	154,788	0
	$322,224	$0

During the nine months ended September 30, 2018, the Company received an aggregate of $167,436 of short-term advance from its Chairman, Rick Mikles. The amounts are non-interest bearing and payable on demand.

On April 20, 2018, the Company received $125,000 as a short-term advance from an investor, B2 Opportunity Fund, via a payment to a vendor on the Company’s behalf. On June 5, 2018 the Company received an additional $29,975 in cash as an additional short-term advance. These advances were offset by $187 of repayments to the investor. Currently the advances are non-interest bearing and payable on demand.

On June 20, 2018, the Company received $75,000 as a short-term advance from an investor, Gary Cook, an unrelated party. Currently the advance is non-interest bearing and payable on demand and does not accrue interest. The advance was converted to 1,000,000 shares of common stock and 1,000,000 warrants. The advance was converted at fair value on the date of the conversion. The fair value of the warrants was not material.

Since September 30, 2018, through the filing date of this report the Company has received $171,000 in additional advances to fund operations.

NOTE 5 – LOANS FROM RELATED PARTIES

	September 30, 2018	December 31, 2017
R. Mikles	$312,329	$47,248
W. Miller	358,450	124,270
P. Ladd	58,650	0
	$729,429	$171,518

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company.  The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. Prior to the end of the grace period the Company paid $3,000 in interest and $10,000 in principle. The balance at September 30, 2018 was $175,950, which includes unpaid principal, interest, and penalties. As of the date of this Report, no further payments had been made. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory.  The note was due and payable on June 1, 2018 together with interest at 4% per annum. Pursuant to the terms of the note, if the note and accrued interest is not paid by the due date, interest at 12% per annum shall be accrued on the outstanding balance until paid in full. The balance at September 30, 2018 was $26,375 which includes unpaid interest.  As of the date of this Report, the note and accrued interest remain unpaid.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman.  The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at September 30, 2018 was $232,875 which includes unpaid interest and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder.  The note was due and payable on May 21, 2018 together with interest of $1,000.  Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at September 30, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share.  The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On March 22, 2018, the Company also borrowed $20,000 in a non-interest bearing short-term payable to Wayne Miller.  The balance as of September 30, 2018 is $10,000. There is no formal promissory note and payment is due on demand.

Since September 30, 2018, through the filing date of this report the company has received $450,000 in additional loans from related parties. The notes bear interest at 10%.

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

Options - Time Vesting

The following table shows the stock option activity during the period ended September 30, 2018:

	September 30, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2018	14,400,000	$0.10
Changes during the period:
Granted - at market price	1,000,000	$0.10
Exercised	-
Forfeited	700,000	$0.10
Outstanding at September 30, 2018	14,700,000	$0.10
Exercisable at September 30, 2018	11,104,169	$0.10
Weighted average fair value of options granted during the period	$0.10	$0.10

Options issued for the period ended September 30, 2018 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.73% average risk-free rate and 201% average volatility. Options issued for the period ended September 30, 2017 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.44% average risk-free rate and 225% average volatility.

Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2018 were $133,129 and $382,246, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2017 were $121,662 and $290,571, respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of September 30, 2018 was $296,546, which is expected to be recognized ratably over a weighted average period of approximately 18 months. The intrinsic value is zero

Options - Performance Vesting

The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended September 30, 2018:

	September 30, 2018
	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2018	31,341,094	$0.10
Changes during the period:
Granted - at market price	7,500,000	$0.10
Exercised	-
Expired/Forfeit	10,700,000	$0.10
Outstanding at September 30, 2018	28,141,094	$0.10
Exercisable at September 30, 2018	7,014397	$0.10
Weighted average fair value of options granted during the period	$0.08	$0.10

Options issued for the period ended September 30, 2018 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.52% average risk-free rate and 196% average volatility. Options issued for the period ended September 30, 2017 were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.62% average risk-free rate and 259% average volatility.

These options were issued to individuals for their business development efforts. The costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2018 were $96,466 and $215,113, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2017 were $281,767 and $360,994 respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of September 30, 2018 was $1,790,610 which is expected to be recognized ratably over a weighted average period of approximately 30 months. The intrinsic value is zero.

Warrants

The following table shows the warrant activity during the period ended September 30, 2018:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding at January 1, 2018	15,924,960
Changes during the period:
Granted	2,050,000	$0.15
Exercised	-
Expired	(14,924,960)	$0.15
Outstanding at September 30, 2018	3,050,000	$0.15
Exercisable at September 30, 2018	3,050,000	$0.15

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, 2.09% risk-free rate and volatility of 286%. The relative fair value of warrants issued to related parties with debt was recorded as interest expense and was zero and 50,741 for the three and nine months ended September 30, 2018.

Costs incurred in respect of warrants issued to investors for the three and nine months ended September 30, 2017 were zero and $367,662.

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

	Three and Nine Months Ended
	September 30,
	2018	2017

Stock Options	42,841,094	39,000,000
Warrants	3,050,000	14,924,960
Total	45,891,094	53,924,960

NOTE 8 – LITIGATION

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

NOTE 9 – CUSTOMER CONCENTRATION

For the three months ended September 30, 2018 two customers represented 28 and 60% of net revenue. For the three months ended September 30, 2017, one customer represented substantially all of net revenue.

For the nine months ended September 30, 2018, various customers represented 26%, 16% and 12% of net revenue. For the nine months ended September 30, 2017, one customer represented 50% and 32%.

At September 30, 2018, one customer represented 64% of the net accounts receivable. At December 31, 2017, three different customers represented 22%, 21% and 12% respectively of net accounts receivable.

NOTE 10 – SUBSEQUENT EVENTS

Since September 30 2018, through the filing date of this report the Company has received $296,000 in additional advances and $450,000 of additional loans from related parties.

Subsequent to September 30, 2018 through the filing date, the Company has issued 16,200,000 shares of common stock. 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 19,000,000 stock options and 2,000,000 warrants outstanding. In addition, 4,000,000 shares were issued in exchange for business development efforts.

On July 3, 2019 the Company issued 3,500,000 shares in exchange for $192,500 to an unrelated accredited investor. On July 9, 2019, the Company issued 20,000,000 shares to its Chief Executive Officer.

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

Results of Operations

The Company had revenues of $1,298,696 and $1,015,217 for the nine-month periods ended September 30, 2018, and 2017, respectively. The Company had revenues of $556,142 and $586,976 for the three-month periods ended September 30, 2018, and 2017, respectively. Revenues in 2018 and 2017 comprise LED installation projects and associated rebates from utilities.  The decrease in revenues for the three-month period is due longer than anticipated implementation of formalized training programs of new sales representatives and due to timing of installations. The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof.

The Company incurred costs of revenue of $665,154 and $596,661 for the nine-month periods ended September 30, 2018 and 2017, respectively. The Company incurred costs of revenue of $259,158 and $423,334 for the three-month periods ended September 30, 2018 and 2017, respectively. Costs of revenue in 2018 and 2017 comprise primarily LED product and installation costs, including labor and rental equipment. Cost of revenue as a percentage of revenue can be impacted by the type of jobs and if the job requires customized lighting.

The Company had selling, general and administrative expenses of $2,486,001 and $3,654,877 for the nine-month periods ended September 30, 2018 and 2017, respectively. The Company had general and administrative expenses of $668,000 and $1,241,262 for the three-month periods ended September 30, 2018 and 2017, respectively. The decrease for the nine-month period is primarily due to a reduction in stock-based compensation costs. The decrease for the three-month period is also primarily due to reduced equity-based compensation costs.

The Company incurred interest expense of $3,749 and zero for the three and nine-month periods ended September 30, 2018. This is compared to zero for the same periods in 2017. This is the result of the additional Notes Payable and Advances the company has entered into to finance the operations of the Company.

The Company had net losses of $2,068,116 and $3,236,321 for the nine-month periods ended September 30, 2018 and 2017, respectively.

The Company had net losses of $367,035 and $1,077,620 for the three-month periods ended September 30, 2018 and 2017, respectively.

Liquidity and Going Concern Discussion

The 10-Q has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2018, the company had a working capital deficit of $890,620, insufficient cash resources to meet its planned business objectives, and accumulated losses of $14,507,419. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through 12 months from the date of issuance. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

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

Our management identified the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines although we plan to take steps to enhance and improve the design of our internal control over financial reporting, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020 (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 1, 2019