Form 10-K
period 2018-12-31
Znergy, Inc.
filed 2020-09-04
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

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

Indicate by check mark whether the registrant has electronically submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒     Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $19,020,329. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

On August 31, 2020, there were 287,074,960 shares of the registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

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

Managing energy consumption and the associated costs is increasingly important to building owners. Technological advancements in LED, together with significant private and public incentives for sustainability initiatives have made lighting infrastructure changes an effective way for building owners to cut energy costs. LED lighting provides energy efficiency, long life, low running temperatures and increasing technology such as dimmable lights.

The Company does not have long-term contracts with its customers, and the Company’s revenue comes from the sales of lighting systems involving the replacement of existing lighting fixtures with new energy efficient LED fixtures. In addition, the Company generates revenue from the sale of lighting products.

The Company provides its turn-key service though a detailed evaluation of the customer’s needs and performing an audit of the customer’s current energy consumptions and costs, together with an analysis of the benefits of retrofitting their lights. Typically, the customer experiences an average payback on their investment between 12 and 24 months.

The Company intends to grow organically by selling energy efficiency (EE) to industrial and commercial businesses as well as municipal and state governments, universities and colleges, K-12 schools, and hospitals (the “MUSH” market). The Company increases its competitive position by providing funding for EE projects through its strategic partnership with a well-established funding group focused on energy efficiency projects.

In addition, the Company will look for accretive acquisitions in the diverse and fragmented EE marketplace.

Recent Developments

Personnel and Services

In 2018, the Company continued to supplement its organization structure by adding new members of the board of directors, new sales and administrative employees, and third-party services to assist the Company.

Private Offerings of Common Stock and Warrants

During 2017 the Company completed a private offering of common stock and warrants to accredited and unaccredited investors for gross proceeds of $1,119,372 which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company accepted subscriptions, in the aggregate, for 14,924,960 shares of common stock and one-year warrants to purchase 14,924,960 shares of common stock of which 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock and 4,324,960 warrants were issued for $324,372 in the conversion of debt. Investors received one-year fully vested warrant to purchase up to 100% of the number of shares purchased in the offering. The warrants have an exercise price of $0.15 per share. The purchase price for each share of common stock together with the warrants was $0.075. For the debt converted, the difference between the amount of debt converted and the fair value of the common stock and warrants issued of $519,086 has been charged to interest expense.

Debt

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable. As of December 31, 2018 the unpaid balance was $179,700, which includes principal, interest, and penalties. As of the date of this Report, no further payments had been made. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expired on the first anniversary date of the initial exercise date of the warrants.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory. The note was due and payable on June 1, 2018 together with interest at 4% per annum. Pursuant to the terms of the note, if the note and accrued interest is not paid by the due date, interest at 12% per annum shall be accrued on the outstanding balance until paid in full. The balance at December 31, 2018 was $27,125 which includes unpaid interest. As of the date of this Report, the note and accrued interest remain unpaid.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman. The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December 31, 2018 was $232,875 which includes unpaid interest and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $20,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note has interest at accruing at 10% per annum. The balance at December 31, 2018 was $10,250 which includes unpaid interest.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder. The note was due and payable on May 21, 2018 together with interest of $1,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December 31, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. As of the date of this Report, the note, accrued interest, and penalties remain unpaid. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share. The warrants expired on the first anniversary date of the initial exercise date of the warrants.

On October 4, 2018, the Company also borrowed $275,000 in a short-term payable to Wayne Miller. The balance as of December 31, 2018 is $281,875 which includes the unpaid principal and interest. This loan was due on April 3, 2019 and remains unpaid at the date of this report.

On October 23, 2018, the Company also borrowed $75,000 in a non-interest bearing short-term payable to Cary Baskin, and was secured by shares owned by the Company’s CEO. The balance as of December 31, 2018 is $75,000. This loan was due on December 31, 2018 and remains unpaid as of the date of this report.

Subsequent Events

Subsequent to December 31, 2018 through the filing date, the Company has issued 50,450,000 shares of common stock. In December 2019, the Company issued 2,500,000 shares in exchange for $250,000 to an unrelated accredited investor. For the shares that were granted, 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 19,000,000 stock options and 2,000,000 warrants outstanding. In addition, 4,000,000 shares were issued in exchange for business development efforts. On July 9, 2019, the Company issued 20,000,000 shares to its Chief Executive Officer. The remainder of shares were issued to various parties for services to the Company.

In April 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act CARES Act through Chase Bank (“Lender”).  The SBA Loan has a two-year term expiring on April 2022. The SBA Loan has a principal amount of $237,457 with an interest rate of 1.0%. The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding date and the date the loan is forgiven.

The Company has borrowed $1,624,127 from related parties since December 31, 2018. These loans from related parties were made on various dates in March 2019, April 2019 and October 2019 to August 2020, and have various payment terms up to six (6) months. All of these loans are unsecured.

The Company has borrowed $527,962 from various third-party lenders, none of which are financial institutions. These loans were made on various dates in August 2019 and October 2019 to December 2019, have various terms payment terms up to ten (10) months and all are secured by, inventory, receivables or the equity in the corporate headquarters building.

The Company is unsure of the outcome of the COVID-19 novel Coranavirus pandemic on its business. The duration of the pandemic, its effect on business in general and its effect on the Company specifically are unknown to management. For example, the Company’s largest client, one of the world’s largest clothing retail stores, was forced to close its doors at the onset of the pandemic and only recently re-opened some of its stores, thereby allowing the Company to continue to retrofit the stores with its LED lighting system. A continuation of the pandemic, a second surge of the pandemic, or a failure to find and commercialize a vaccine for COVID-19 could materially impact the Company’s revenues and its operations.

Financing Strategy

The Company only recently has begun to generate revenue from the sale of its services. The Company has invested in additional sales staff and has incurred costs developing its customer auditing process. These expenses are partially funded by cash flow from its revenues, but the Company is currently operating below break-even due to its operating investments. As a result, the Company had to rely on additional debt and advances, primarily from its shareholders as well as the sale of additional shares of common stock. The Company anticipates that it will continue to fund its operations through the revenue it derives from services and rebates but will also need to finance its needs through additional debt, advances and through the sale of its shares of common stock, which will result in dilution to the current owners of the Company’s shares. There can be no assurance, however, that the Company will be successful and raising additional debt and advances or to sell additional securities, or that such offerings, if successful will provide the Company with sufficient capital to implement its business plan.

Competition

The energy efficiency segment for small and medium sized commercial businesses is fragmented and highly competitive. The Company competes with various types and sizes of companies ranging from local and national service providers.

The efficient lighting market, which is part of the energy efficiency market, is also highly competitive, with some of the largest suppliers of lighting components also serving many of the same markets and competing for the same customers. Competition is based on numerous factors, including features and benefits, brand name recognition, product quality, product and lighting system design, energy efficiency, customer relationships, service capabilities, and price. The Company’s largest competitors in the North American lighting market include the lighting divisions of Acuity Brands, Koninklijke Philips N.V., Eaton Corporation, Hubbell Incorporated, Schneider Electric, Cree, Inc., and General Electric Company. The Company estimates that the largest publicly-traded manufacturers, which participate in varying degrees in the North American lighting market, have over half of the total market share. In addition to these large competitors, the Company also competes with hundreds of manufacturers of varying size.

Employees

As of the date of this Annual Report, the Company has 44 employees. As such, the Company from time to time uses third party contractors and the services of Mr. Baker who serves as the Company’s Chief Executive Officer and Mr. Mikles who serves as the Company’s Chairman of the Board and the Chief Marketing Officer.

Employment Agreements

On January 1, 2019, Mr. Baker entered into an Employment Agreement to become Chief Executive Officer. His annual base salary under the agreement was $250,000 and is eligible for cash bonuses to be determined by the Compensation Committees. He also received a grant of 20,000,000 shares of common stock that were immediately vested.

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

Directors

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director. Currently, the Company has six board members; four independent directors - Art Fillmore (director and General Counsel), Kevin Harrington (director), Jennifer Peek (director), Jerry Horowitz (director); and two employee directors - Rick Mikles (director and Chief Marketing Officer), and Dave Baker (director and Chief Executive Officer).

Director Compensation

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company’s chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled payment of $225,000. On March 16th, a quitclaim was recorded to Rick Mikles as the new owner of the building. The Company is currently paying on a month-to-month basis for this office space.

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

As of August 31, 2020:

1.     There were 3,031,597 options to purchase common stock of the Company and -0- warrants to purchase common stock of the Company. There were no other options, warrants or other instruments convertible into equity of the Company; and

2.     There were 287,074,960 shares of the Company’s common stock held by approximately 210 shareholders of record.

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

●

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●

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

Holders

As of the date of this Report, the Company had approximately 210 holders of record of our Common Stock.

Dividends

The Company has not declared any cash dividends on our Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on the Company’s earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

In June 2017, the Company completed a private offering of common stock to accredited and unaccredited investors which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company issued 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock were issued for the conversion of debt.

During the year ended December 31, 2017, the Company issued 22,650,000 shares of its common stock for services provided in the amount of $ 2,264,446 in stock-based compensation.

During the year ended December 31, 2018, the Company issued 5,000,000 shares of its common stock for services provided in the amount of $500,000 in stock-based compensation.

During the year ended December 31, 2018, the Company also issued 1,000,000 shares of its common stock in exchange for $75,000 in cash. The Company also issued 1,000,000 warrants to the shareholder.

Subsequent to December 31, 2018 through the filing date, the Company has issued 50,450,000 shares of common stock. In December 2019, the Company issued 2,500,000 shares in exchange for $250,000 to an unrelated accredited investor. For the shares that were granted, 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 19,000,000 stock options and 2,000,000 warrants outstanding. In addition, 4,000,000 shares were issued in exchange for business development efforts. On July 9, 2019, the Company issued 20,000,000 shares to its Chief Executive Officer. The remainder of shares were issued to various parties for services to the Company.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	For the Years Ended
	December 31,	December 31,
	2018	2017	Change

Revenue	$1,452,153	$1,225,867	$226,286
Cost of revenue	1,455,011	980,996	474,015
Gross profit	(2,858)	244,871	(247,729)

Selling, general and administrative expenses	3,299,118	4,138,249	(839,131)
Loss on sale of assets	88,628	-	88,628
Total operating expenses	3,387,746	4,138,249	(750,503)

Loss from operations	(3,390,604)	(3,893,378)	502,774

Other income (expense)
Other income	5,868	-	5,868
Interest expense	(319,022)	(594,192)	275,170
Total other income	(313,154)	(594,192)	281,038

Provision for income taxes	-	-	-

Net loss	$(3,703,758)	$(4,487,570)	$783,812

Revenue

The Company had revenues of $1,452,153 and $1,225,867 for the years ended December 31, 2018, and December 31, 2017, respectively. Revenues consist primarily of LED retrofit and new fixture installations. There were minimal sales of individual lamps and fixtures. The increase in revenue in due mainly to the additions of significant customers during 2018.

Cost of revenue

The Company had costs of revenue of $1,455,011 and $980,996 for the years ended December 31, 2018, and December 31, 2017, respectively. These costs are composed of the cost of lights and fixtures from our suppliers, plus the cost of installation and rental of lift equipment at the job site. The increase was mainly due to the Company made a change in its lighting supplier, which increased costs but with a significant better quality and warranty.

Gross Profit

Gross profit decreased to ($2,868) for the year ended December 31, 2018 from $244,871 for the year ended December 31, 2017.  The gross profit percentage for the year ended December 31, 2018 was (0.2%) compared to 20% for the year ended December 31, 2017. The decrease in gross profit was mainly due to the Company’s change in its lighting supplier, which increased costs but with a significant better quality, which we expect to generate more future demand.  However, we were unable to pass through the increased cost to our existing contracts that were in process.

Selling, general and administrative expenses

The Company had selling, general and administrative expenses of $3,299,118 and $4,138,249 for the years ended December 31, 2018, and December 31, 2017, respectively. Selling, general and administrative expenses in 2018 and 2017 are comprised primarily of payroll and related expenses of $743,060 and $158,305, professional and legal expenses of $132,370 and $282,733, consulting expenses of $119,190 and $-0- , sales and marketing expenses of $465,736 and $478,882, other administrative expenses such as insurance and utilities of $363,188 and $132,058, and stock-based compensation arising from the issuance of stock awards and options of $1,530,660 and  $3,086,271, respectively. Selling, general and administrative expenses in 2018 compared to 2017 decreased primarily due to the reduction in stock-based compensation arising from the issuance of stock awards and stock options, offset by the increase in payroll and related expenses due to an increase in sales staff and management.

Loss on sale of assets

Loss on sale and write-off of assets of $88,628, arose partly ($26,542) from the sale of a building owned by the Company to the Company’s Chairman and the balance of disposing certain assets no longer in use.

Other income (expense)

The Company had interest expense of $319,022 and $594,192 for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease in interest expense was primarily due to interest expense of $519,086 recognized during 2017 arising from the conversion of debt to equity. Other income of $5,868 during 2018 was related to the rental of storage units in a building owned by the Company.

Provision for income taxes

Income taxes were nil for the years 2018 and 2017 as the Company had negative taxable earnings.

Liquidity and Capital Resources

Cash Flows

The table below sets forth a summary of the Company’s cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended
	December 31,	December 31,
	2018	2017

Net cash used in operating activities	$(1,386,226)	$(933,498)
Net cash used in investing activities	(12,450)	(99,774)
Net cash provided by financing activities	1,282,788	1,109,246
Increase (decrease) in cash	$(115,888)	$75,974

Operating Activities

Net cash used in operating activities during the year ended December 31, 2018 was $1,386,226 compared to $933,498 for the same period last year. The primary operating activity during the year ended December 31, 2019 were from $3,703,758 of net losses, which was partially offset by (1) $1,530,660 of stock-based compensation arising from the issuance of stock awards and stock options, (2) non-cash interest expense of $319,775 and (3) a $342,061 change in operating assets and liabilities.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2018 was $12,450 compared to $99,774 for the same period last year. The net cash used in investing activities during the year ended December 31, 2018 was the purchase of fixed assets, which was partially offset by proceeds $50,218 from sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 was $1,282,788 compared to $1,109,246 for the same period last year. The net cash provided by financing activities during the year ended December 31, 2018 was primarily due to (1) $1,033,000 of proceeds from loans from related parties and (2) $230,411 of proceeds from third parties.

Going Concern

This Form 10-K has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2018, the Company had a working capital deficit of $1,927,119, insufficient cash resources to meet its planned business objectives, and accumulated losses of $16,142,976. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through July 2021. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

The Company is dependent upon, among other things, obtaining the additional financing to continue operations and to execute its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

As discussed above, our revenue for the year ended December 31, 2018 was $1,452,153 as compared to $1,225,867 for the year ended December 31, 2017. We are still early in our development stage and in 2018 we invested in building our organization of sales and administrative personnel. Because of these investments along with the additional costs of our efforts to develop new customers, provide audits at no cost to potential customers and build for the future, we have operated at a loss for the year. These matters raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this annual report on Form 10-K.

As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern for the next twelve months from the issuance of this annual report on Form 10-K. Management's plans in regard to these matters are also described in Note 3. Accordingly, to implement our business plan, we must raise cash from sources other than operations. In 2018 and through the date of this report, the Company has raised cash by incurring debt and through private offerings of our securities. Additionally, we reached agreement in 2019 with one of the world’s largest men’s clothing retail chains to retrofit their stores with our led lighting.  This resulted in a significant increase in our cash flow in the last half of 2019 and early 2020.  However, the Covid-19 coronavirus pandemic caused our customer to close its locations throughout the world.  In June 2020, the customer began to reopen some of its stores, and we are once again retrofitting select locations, increasing our cash flow again.  additionally, we have received a significant purchase order line of credit for the customer’s purchase order, which accelerates our cash flow.  We, like everyone, cannot predict the short- and long-term effects of the pandemic on our customer’s retail business.

We do not anticipate needing to significantly increase our administrative and sales staff to achieve our growth. We were on path to reach this target until the pandemic affected our customers’ operations. This growth may necessitate additional investment in inventory and accounts receivable. We believe we may need to raise additional capital to allow us to implement our business plan and fund our growth. Additionally, we are targeting customers and industry verticals which are less vulnerable to the Covid-19 pandemic than retail is. We may need to raise this additional capital by issuing capital stock in exchange for cash. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support our operations over the next 12 to 18 months, we may need to raise more capital and increase the breadth of our customer base more than planned to continue as a going concern. There are no formal or informal agreements to attain such financing other than the purchase order financing referenced above. We cannot give assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital or our rollout of our plan to broaden our customer base, it would be unlikely for us to continue as a going concern, like many companies impacted by the pandemic. These matters raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this annual report on Form 10-K.

Plan of Operation

The Company’s anticipated plan of operation is to continue to (1) identify and train sales personnel in regions of the country that have advantageous utility company rebate programs, (2) identify and train lighting installation personnel where we have established sales personnel, seek out the best current and incipient solutions in the Energy Efficiency marketplace and become a reseller of those solutions, (4) develop our own solutions for the EE marketplace, and (5) seek to acquire other businesses in the market where such acquisitions make strategic sense and are accretive to earnings.

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

The realization of revenues in the next twelve months from the filing of this Form 10-K is important in the execution of the plan of operations. However, if the Company cannot raise additional capital by issuing capital stock in exchange for cash, or through obtaining commercial or bank financing, in order to continue as a going concern, the Company may have to curtail or cease its operations. As of the date of this Report, there were no formal or informal agreements to attain such financing. The Company cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for operations to continue.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. Described below are the most significant policies we apply in preparing our consolidated financial statements.

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

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition. The Company generally has two revenue sources: installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the year ended December 31, 2018 was $1,338,897 and $113,256 for installation contracts and sale of lighting products, respectively.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

●	Completion and delivery of installation contracts. The Company recognizes revenue at a point in time when control transfers to the customer, usually through a written customer acceptance form.
●	Delivery of lighting products. The Company recognizes revenue at the point of shipment to the customer.

Transaction prices for performance obligations are explicitly outlined in relevant agreements, therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price.

When Znergy receives an order from a customer, either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer. In these arrangements, the Company has determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.

Installation contract revenue is recognized when the contract is considered complete by the customer, through a written customer acceptance form. Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system. Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocated indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. There were no contracts which were not complete as of December 31, 2018.

(c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2018, the Company has a working capital deficit of $1,927,119, insufficient cash resources to meet its planned business objectives and accumulated losses from operations of $16,142,976. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through July 2021.

The Company is dependent upon, among other things, obtaining additional financing to continue operations and to execute its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next  twelve months from the issuance of this Annual Report on Form 10-K. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(d)	Stock-Based Compensation

Certain employees, officers, directors, and consultants of the Company participate in incentive plans that provide for granting stock options and performance-based awards. Time-based stock options generally vest in equal increments over a two-year period and expire on the third anniversary following the date of grant. Performance-based stock options vest once the applicable performance conditions are satisfied.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors, and consultants as Selling, general and administrative expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

Recently Issued Accounting Pronouncements

For more information on recently issued accounting standards, see Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements as of and for the years ended December 31, 2018 and 2017, are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 4, 2018, the Company’s Board of Directors accepted the resignation of Frazier & Deeter, LLC (“F&D”) as independent auditors for the Company and its subsidiaries.

F&D’s report on the Company’s financial statements for the fiscal year ended December 31, 2017, and through the date of dismissal did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. F&D’s report for the year ended December 31, 2017 was modified to include an emphasis regarding uncertainty about the Company’s ability to continue as a going concern.

There have been no disagreements with F&D on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of F&D, would have caused it to make reference to the subject matter of the disagreement in connection with its report. None of the events described in Item 304(a)(1)(v) of Regulation S-K has occurred with respect to Weinstein.

On November 15, 2018, the Board of Directors approved the Company’s engagement of Marcum, LLP (“Marcum”) as independent auditors for the Company and its subsidiaries. The Company engaged Marcum on November 15, 2018.

Neither the Company nor anyone on its behalf during its two most recent fiscal years or during any subsequent interim period prior to Marcum’s appointment as the Company’s independent registered public accounting firm consulted Marcum regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

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

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report for the reasons discussed below. In light of the conclusion that our internal controls were ineffective as of December 31, 2018, we have applied processes and procedure as necessary to ensure reliability of our financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with standards of the Public Accounting Oversight Board. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the 2013 Committee of Sponsoring Organizations framework. Our management has concluded that, as of December 31, 2018, we identified a material weakness in our internal control over financial reporting that was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. The Company has not had sufficient internal accounting personnel working at their corporate office which has led to a lack of segregation of duties and timely closing processes, nor did we perform an effective assessment of our system of internal control. The accounting functions have been handled by a combination of third parties off-site and internal personnel which has hindered the Company’s ability to timely reconcile its accounts, maintain the proper controls under the underlying documentation and close its books and records. This was a result of the early stage in the Company's growth. The Company will be adding internal accounting personnel in 2020 which should allow the Company to start to remediate its internal control issues. The Company also hired a GAAP experienced consulting firm in January 2020.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Code of Ethics

As of the date of this Report, we had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although we intend to adopt a Code of Ethics in 2020.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE DIRECTORS

Set forth in the table below are the names, ages and positions of each person on our Board:

Name	Age	Position
Rick Mikles	62	Chairman
David Baker	43	Director and Chief Executive Officer
Arthur Fillmore	71	Director and General Counsel
Kevin Harrington	63	Director
Jennifer Peek	50	Director and Audit Committee Chair
Jerry Horowitz	76	Director

Rick Mikles, Chairman

Mr. Mikles was the co-CEO of Ideal Image and co-founded the Company in 2001 with Joseph Acebal. He was initially responsible for managing the day-to-day operations of Ideal Image’s Tampa location until mid-2003 when the focus shifted to franchising the model. In this position, Mr. Mikles developed the Company’s marketing and branding message through radio and billboard advertisements. He named the company “Ideal Image” and designed the original Ideal Image center concept, including its “look and feel.” Mr. Mikles also developed Ideal Office, the Company’s proprietary core management tool, and launched the first version of the system in 2003. In addition, he has worked to develop the Ideal Image corporate brand and the I-Learn training system. In 2011, Mikles and co-founder Joseph Acebal became winners of the Ernst & Young entrepreneur of the year for the State of Florida. Steiner Leisure acquired Ideal Image in 2011 for $175 million.

David Baker, Director and Chief Executive Officer

Mr. Baker has had a distinguished career in upper level management for several firms and as a founder of his own companies, exhibiting leadership and creativity in driving revenue growth and customer satisfaction. From 2007 to 2016, Mr. Baker was partner in Prevail Property Management, a top property services company, responsible for sales, marketing and operations, during which time sales growth ranged from 20% to over 100% per year. In 2004, Mr. Baker founded Extreme Green, a property services company, which he grew from startup to over 2,300 clients in three years before selling the business. From 1995 through 2003, Mr. Baker held several positions in sales and marketing and sales management with TruGreen Chemlawn, a Fortune 500 company, where he was ranked in the top three out of 3,500 sales members for nine years. He was key in developing and rolling out many successful sales campaigns and implementing operational procedures to successfully drive revenue and customer satisfaction. In addition, Mr. Baker was crucial in the recruiting and training of new team members.

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

Aside from speaking to audiences across five continents, Kevin’s influence has reached over 100 million people through his multi-media presence and industry dominance. A prominent business thought leader, he is often featured and quoted as a business leader in the Wall Street Journal, New York Times, USA Today, CNBC, Forbes, Inc., Entrepreneur, Fortune, The Today Show, Good Morning America, CBS Morning News, The View, Squawk Box, Fox Business, and more. He is a regular contributor to Forbes.com and Inc.com and has published acclaimed books like Act Now! How I Turn Ideas Into Million Dollar Products as well as the best seller, Key Person of Influence. As co-founder of the EO (Entrepreneurs Organization), he has grown this organization to 45 countries and thousands of members, generating over $500 billion of member sales. In 1990, he co-founded the global direct to consumer organization and trade show, the Electronic Retailers Association (ERA). Today, ERA is the exclusive trade association to represent a global $350 billion direct-to-consumer marketplace, encompassing 450 different companies in 45 countries.

Jerry Horowitz, Director

Jerry Horowitz joined the family business, Morris Distributing in the early 1960s. Jerry soon moved from Binghamton, NY to Syracuse, NY and established a subsidiary called Morris Electronics. Jerry was very successful in sales of the many types and brands of electronics, such as stereos, speakers, radios, video games, etc. The business grew over the years to boast a revenue of over $100,000,000 in sales. The business was successfully sold in 1987 so Jerry could pursue other avenues.

In 1988, Jerry founded Profit Motivators, Inc., a sales and marketing organization made up of professionals who have earned a reputation for producing winning results. Jerry and his brother/Partner, Richard bring over 35 years of marketing experience and success. Jerry’s expertise in the retail/wholesale trade covers all markets in the United States. Since his contacts are key decision-makers from corporate headquarters to the operational store level, he has built a sales distribution network that gives high exposure to the products they market. Jerry has established hundreds of long-term business relationships that are second to none. Profit Motivators Inc. is centrally located in Syracuse, NY. In 1994, a Florida office opened.

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

EXECUTIVE OFFICERS

Set forth in the table below are the names, ages and positions of each executive officer of the company:

Name	Age	Position
Dave Baker	43	Chief Executive Officer

David Baker, Chief Executive Officer

Biographical information for Mr. Baker is set forth above under “Directors”.

The Board of Directors and Committees

The maximum number of directors the Company is authorized to have is nine. However, in no event may the Company have fewer than one director. Currently, the Company has six board members.

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

Code of Ethics

As of the filing date of this Report, the Company had not adopted a formal, written code of conduct (“Code of Ethics”) within the specific guidelines promulgated by the SEC, although the Company intends to adopt a Code of Ethics by the end of the third quarter of 2020.

Corporate Governance

As of the filing date of this Annual Report, the Company had six directors and one executive officer. The Company intends to approve an Internal Control Manual so that management has an organizational guide for the purpose of establishing policy toward Company-wide treatment of check writing and receiving, as well as the items relating to disclosure to shareholders and regulators.

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

Directors’ Compensation

The following table summarizes the compensation earned by and paid to our non-employee director for the year ended December 31, 2018:

Name	Position	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compensation	Total Compensation
Rick Mikles (1)	Chairman	$26,000	$70,459	$465,000	$-	$561,459
Arthur Fillmore	Director and General Counsel	$-	$-	$-	$-	$-
Kevin Harrington	Director	$-	$-	$-	$-	$-
Nicole Strothman	Director and Secretary	$-	$-	$-	$-	$-
Jennifer Peek	Audit Committee Chair	$-	$-	$-	$-	$-

(1)	Mr. Mikles was granted 5,000,000 shares of Company common stock upon his appointment as director to the Company on December 31, 2016. These shares were valued at $465,000 ($0.093 per share).

There are no other formal or informal arrangements or agreements to compensate directors for services provided as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table gives forth the compensation for our executive as of December 31, 2018.

Name	Position	Year	Salary	Bonus	Option Awards	Stock Growth	Total Compensation
David Baker	COO, CEO
		2017	$102,494	$40,000	$69,866	$500,000	$712,360
		2018	$40,059	$78,000	$-	$-	$118,059

(1)	On May 15, 2017, Mr. Baker was granted 5,000,000 shares of common stock of the Company in conjunction with his employment as Chief Executive Officer of the Company.
(2)

Mr. Baker was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share. These options have a three-year expiration and vest quarterly one options for every two dollars of revenue recognized by the Company and have an expiration of three years from the date of issue.

(3)

Effective January 1, 2019, Mr. Baker entered into a new employment agreement with the Company. The agreement calls for a salary of $250,000 and annual bonuses to be determined by the Board of Directors. The agreement also provided for a grant of 20,000,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names of each person known to the Company to own more than 5% of the outstanding common stock as of August 31, 2020, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Owned	Number of Outstanding Options Owned	Total Beneficial Ownership	Percent of Class
David Baker	37,578,676	-	37,578,676	13.09%
Chief Executive Officer
Syracuse, IN

C&M Baskin Investments, Inc.	17,448,335	-	17,448,335	6.08%
Livingston, TX

David J. Miller	15,066,495	-	15,066,495	5.25%
Fountain Hills, AZ

Richard Mikles	25,000,000	-	25,000,000	8.71%
Chairman and Director
Homes Beach, FL

Arthur Fillmore	13,000,000	-	13,000,000	4.53%
General Counsel and Director

Jerry Horowitz	4,000,000	-	4,000,000	1.39%
Director

Kevin Harrington	2,000,000	-	2,000,000	0.70%
Director
St. Petersburg, FL

Jennifer Peek	1,500,000	1,500,000	3,000,000	0.52%
Director
Kansas City, MO

All officers and directors as a group	115,593,506	1,500,000	117,093,506	40.27%

*The percent of class is based on 287,074,960 shares of common stock issued and outstanding as of August 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RELATED PERSONS

In November 2015, pursuant to the Master Agreement, Mr. Trabelsi and Mr. Telsi each agreed to sell 100% of the shares of the Company’s common stock owned by them to B2 or its designees. Mr. Trabelsi sold 45,800,000 shares of the Company’s common stock, and Mr. Telsi sold 9,500,000 shares of the Company’s common stock. The aggregate purchase price paid for the 55,300,000 shares was Three Hundred Fifteen Thousand Dollars ($315,000).

Rick Mikles

On November 15, 2017, the Company executed an unsecured promissory note in the amount of $50,000, payable to the Company’s chairman, Rick Mikles. The note was payable on December 1, 2017 with interest at 4% per annum. On December 1, 2017, the payment date was extended to June 1, 2018. The balance remains outstanding.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman and secured by the Company’s inventory. The note was due and payable on June 1, 2018 together with interest at 4% per annum. Pursuant to the terms of the note, if the note and accrued interest is not paid by the due date, interest at 12% per annum shall be accrued on the outstanding balance until paid in full. The balance at December31, 2018 was $27,125 which includes unpaid interest.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman. The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December 31, 2018 was $232,875, which includes unpaid interest and penalties.

During the year ended December 31, 2018, the Company received various loans from the Company’s chairman, Rick Mikles, with a balance of $200,000 as of December 31, 2018. There is no formal promissory note and payment is due on demand.

Wayne Miller

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

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on March 12, 2018, with interest of $6,000. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. As of December 31, 2018, the principal balance remains unpaid. Pursuant to the terms of the note, there was a 15-day grace period granted, which ended on March 27, 2018, at which a 15% penalty on the unpaid balance became due and payable along with the unpaid principal and any accrued interest.

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal December 31, 2018 was $179,700, which includes unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $20,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note has interest at accruing at 10% per annum. The balance at December 31, 2018 was $10,250 which includes unpaid interest.

On October 4, 2018, the Company also borrowed $275,000 short-term payable to Wayne Miller. The balance as of December 31, 2018 is $281,875 which includes the unpaid principal and interest. This loan was due on April 3, 2019.

Paul Ladd

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder. The note was due and payable on May 21, 2018 together with interest of $1,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December31, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants.

Cary Baskin

On October 23, 2018, the Company also borrowed $75,000 in a non-interest bearing short-term payable to Cary Baskin, and was secured by shares owned by the Company’s CEO. The balance as of December 31, 2018 is $75,000. This loan was due on December 31, 2018.

Other than these, to the Company’s knowledge, no Selling Stockholder has, or had, any material relationship with our officers or directors.

Total interest expense under the related party loans was $119,803 during the year ended December 31, 2018.

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

To the best knowledge of the Company’s current management, based solely on their review of the copies of the reports received by the Company and written representations from certain reporting persons, we note that all of our directors, executive officers, and greater than 10 percent shareholders have filed all required reports during or with respect to the year ended December 31, 2018, on a timely basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 4, 2018, the Company’s Board of Directors accepted the resignation of Frazier & Deeter, LLC (“F&D”) as independent auditors for the Company and its subsidiaries. On November 15, 2018, the Board of Directors approved the Company’s engagement of Marcum, LLP (“Marcum”) as independent auditors for the Company and its subsidiaries. The Company engaged Marcum on November 15, 2018.

F&D and Marcum Audit Fees

The aggregate fees billed or to be billed by F&D for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $81,000 for the year ended December 31, 2017. The aggregate fees billed or to be billed by Marcum for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements or services that are normally provided in connection with statutory and regulatory filings were $150,000 for the year ended December 31, 2018.

F&D and Marcum Tax Fees

There were no fees billed by F&D for professional services for tax compliance, tax advice or planning for the years ended December 31, 2017 or December 31, 2018. Neither of these firms provided or billed any fees for tax compliance.

All Other Fees

There were no fees billed by F&D or Marcum for other products and services for the years ended December 31, 2018 or 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following financial statements, and related notes and Reports of Independent Registered Public Accounting Firm are filed as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Znergy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Znergy, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

September 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Znergy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Znergy, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative working capital, a stockholders’ equity and ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We served as the Company's auditor from 2016 to 2017.

/s/ Frazier & Deeter, LLC

Tampa, FL

June 6, 2018

ZNERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$593	$116,481
Accounts receivable, net of allowance	-	112,818
Prepaid expenses	61,457	35,365
Inventory	299,428	444,606
Total current assets	361,478	709,270

Building, furniture and equipment, net	28,352	364,093
Intangible assets, net	-	1,845
TOTAL ASSETS	$389,830	$1,075,208

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$403,307	$431,267
Accrued expenses	341,556	179,628
Customer deposits	30,642	39,453
Advances from related parties	222,788	-
Loan, building	-	225,000
Loan from related parties	1,290,304	171,518
Total current liabilities	2,288,597	1,046,866

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 236,724,960 and 230,724,960 shares issued and outstanding at December 31, 2018 and 2017, respectively	23,672	23,072
Additional paid-in-capital	14,220,537	12,444,488
Accumulated deficit	(16,142,976)	(12,439,218)
Total stockholders'(deficit) equity	(1,898,767)	28,342
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$389,830	$1,075,208

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2018	2017

Revenue	$1,452,153	$1,225,867
Cost of revenue	1,455,011	980,996
Gross profit	(2,858)	244,871

Selling, general and administrative expenses	3,299,118	4,138,249
Loss on sale and write off of assets	88,628	-
Total operating expenses	3,387,746	4,138,249

Loss from operations	(3,390,604)	(3,893,378)

Other income (expense)
Other income	5,868	-
Interest expense	(319,022)	(594,192)
Total other expense	(313,154)	(594,192)

Provision for income taxes	-	-

Net loss	$(3,703,758)	$(4,487,570)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	235,387,974	214,644,216

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.

CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2017	193,150,000	$19,315	$7,626,099	$(7,951,648)	$(306,234)

Warrants issued with debt	-	-	97,417	-	97,417

Shares and options issued for services	22,650,000	2,265	3,084,006	-	3,086,271

Stock and warrants issued for cash	10,600,000	1,059	793,941	-	795,000
Stock and warrants issued for debt	4,324,960	433	843,025	-	843,458

Net loss	-	-	-	(4,487,570)	(4,487,570)

Balance at December 31, 2017	230,724,960	23,072	12,444,488	(12,439,218)	28,342

Warrants issued with debt	-	-	170,989	-	170,989

Options issued for services	-	-	1,030,660	-	1,030,660

Shares issued for cash	1,000,000	100	74,900	-	75,000

Shares issued for services	5,000,000	500	499,500	-	500,000

Net loss	-	-	-	(3,703,758)	(3,703,758)

Balance at December 31, 2018	236,724,960	$23,672	$14,220,537	$(16,142,976)	$(1,898,767)

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,703,758)	$(4,487,570)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,563	11,025
Impairment expense	1,845	-
Loss on sale of fixed assets	26,542	-
Write-off of fixed assets	62,086	-
Non-cash interest expense	319,775	-
Common stock and options issued for services	1,530,660	3,086,271
Common stock and warrants issued for interest	-	588,273
Changes in operating assets and liabilities:
Accounts receivable	112,818	(80,983)
Prepaid expenses	(26,092)	(31,615)
Inventory	145,178	(252,501)
Accounts payable and accrued expenses	118,968	200,754
Customer deposits	(8,811)	32,848
Net cash used in operating activities	(1,386,226)	(933,498)

Cash flows from investing activities:
Purchase of fixed assets	(62,668)	(99,774)
Proceeds from sale of fixed assets	50,218	-
Net cash used in investing activities	(12,450)	(99,774)

Cash flows from financing activities:
Proceeds from common stock	75,000	795,000
Repayment of advances from related parties	(7,623)	(60,000)
Proceeds of advances from related parties	230,411	374,246
Repayment of loan from related parties	(48,000)	-
Proceeds of loan from related parties	1,033,000	-
Net cash provided by financing activities	1,282,788	1,109,246

Increase (decrease) in cash	(115,888)	75,974
Cash, beginning of the year	116,481	40,507
Cash, end of the year	$593	$116,481

Supplemental disclosures of cash flow information:
Interest paid in cash	$15,000	$-
Non-cash investing and financing activities:
Warrants issued with debt	$170,989	$97,417
Satisfaction of debt with building	$225,768	$-
Purchase of building for debt	$-	$225,000
Repayment of debt with common stock and options	$-	$843,458
Purchase of recreational vehicle in exchange for receivable payment	$-	$47,776

The accompanying notes are an integral part of these consolidated financial statements.

ZNERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc., (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company” or “Znergy”), incorporated on January 23, 2013. The Company is a provider of energy-efficient lighting products, lighting controls and energy management solutions. The Company offers a full turn-key lighting solution which includes economic assessments, energy efficient analysis, installation and rebate support for the Company’s customers. The Company’s business primarily involves retrofitting existing lighting solutions from traditional high intensity fluorescent lighting to energy efficient LED (Light Emitting Diode) technology.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition. The Company generally has two revenue sources: installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the year ended December 31, 2018 was $1,338,897 and $113,256 for installation contracts and sale of lighting products, respectively.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

Performance Obligations

The Company’s revenue streams can be categorized into the following performance obligations and recognition patterns:

●	Completion and delivery of installation contracts. The Company recognizes revenue at a point in time when control transfers to the customer, usually through a written customer acceptance form.
●	Delivery of lighting products. The Company recognizes revenue at the point of shipment to the customer.

Transaction prices for performance obligations are explicitly outlined in relevant agreements, therefore, the Company does not believe that significant judgments are required with respect to the determination of the transaction price.

When Znergy receives an order from a customer, either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer. In these arrangements, the Company has determined that there is one performance obligation and that revenue should be recognized at the point in time that title passes to the customer.

Installation contract revenue is recognized when the contract is considered complete by the customer, through a written customer acceptance form. Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system. Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocated indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined. A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. There were no contracts which were not complete as of December 31, 2018. Rebate revenue is recognized when the rebate is received by the Company.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on their assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance account and a credit to accounts receivable. As of December 31, 2018 and 2017, allowance for doubtful accounts was $82,645 and $216,163, respectively.  For the years ended December 31, 2018 and 2017, bad debt expense was $85,993 and $214,002, respectively.

Inventory

Inventory consists of a variety of LED lamps, all of which are valued at the lower of cost or net realizable value. Inventory is accounted for using the FIFO basis.

Building, Equipment and Furniture, net

Real estate assets are stated at cost less accumulated depreciation and amortization. Depreciation was computed on the straight-line basis over the estimated useful life of approximately 10 years.

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

Building, equipment and furniture consisted of the following:

	December 31	December 31
	2018	2017
Building	$-	$255,000
Equipment and Furniture	59,609	120,350
	59,609	375,350
Accumulated Depreciation	(31,257)	(11,257)
Net	$28,352	$364,093

During the years ended December 31, 2018 and 2017, depreciation expense was $34,563 and $11,025 respectively

Impairment of Long-lived Assets

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company tests for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. The Company estimates the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this were the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. During the year ended December 31, 2018, the Company impaired intangible assets having a carrying value of $1,845.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Financial Instruments and Fair Value Measurements

FASB ASC 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●

Level 2 inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology is one or more unobservable inputs which are significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments, which includes accounts receivable, inventory, accounts payable and accrued expenses, customer deposits and loans for related parties approximate their fair values at December 31, 2018 and 2017, due to their short-term nature. The Company’s cash is measured at fair value under the fair value hierarchy based on Level 1 quoted prices in active markets for identical assets or liabilities.

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. At December 31, 2018 and 2017, any potentially dilutive shares (consisting of 39,985,974 options and 45,741,094 options, respectively) and (3,050,000 warrants and 15,924,960 warrants, respectively) were not considered in the calculation of the loss per share as their effect would be anti-dilutive.

Stock-Based Compensation

Certain employees, officers, directors, and consultants of the Company participate in incentive plans that provide for granting stock options and performance-based awards. Time-based stock options generally vest in equal increments over a two-year period and expire on the third anniversary following the date of grant. Performance-based stock options vest once the applicable performance conditions are satisfied.

The Company recognizes stock-based compensation for equity awards granted to employees, officers, directors, and consultants as Selling, general and administrative expense in the consolidated statements of operations. The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. Stock-based compensation is recognized over the requisite service period of the individual awards, which generally equals the vesting period. For performance-based stock options, compensation is recognized once the applicable performance condition is satisfied.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2018, the Company does not believe a liability exists for any unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. This standard will be effective for interim and annual periods beginning after December 15, 2019, and will generally require adoption on a modified retrospective basis. In February 2020, the FASB issued SU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current lease accounting requirements. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires lessees to disclose certain key information about lease transactions. Upon implementation, an entity’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements , which simplifies adoption of the new lease accounting requirements by allowing an additional transition method that will not require restatement of prior periods and providing a new practical expedient for lessors to avoid separating lease and non-lease components within a contract if certain requirements are met. The provisions of this guidance must be elected upon adoption of the new lease accounting requirements, which will be effective for interim and annual periods beginning after December 15, 2018.

We will adopt the standard as required on January 1, 2019 and use that date as our date of initial application of the guidance. Consequently, we will not update previously reported financial information and the disclosures under the new standard will not be provided for dates and periods prior to January 1, 2019. We will elect all of the practical expedients available under the transition guidance. The new standard also provides practical expedients for ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. This means we will not recognize right of use assets or lease liabilities for those leases. We will also elect the practical expedient to not separate lease and non-lease components for all of our leases. We do not expect that this standard will have a material impact on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right of use assets and lease liabilities on our balance sheet for our real estate and equipment operating leases, and the significant new required disclosures regarding our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for non-public business entities for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The adoption of this standards updates is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which changes the measurement date for share-based awards to the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. ASU No. 2018-07 is effective for the Company for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not believe adopting ASU No. 2018-07 will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, (“ASU 2018-09”), which affects a wide variety of topics, including the following.  Amendments to Subtopic 220-10, Income Statement - Reporting Comprehensive Income - Overall relates to income taxes not payable in cash.  Amendments to Subtopic 470-50, Debt—Modifications and Extinguishments relates to debt extinguishment and requires that the net carrying amount of extinguished fair value elected debt equals its fair value at reacquisition and related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.  Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity - Overall relates to combinations of freestanding financial instruments with non-controlling interests.  Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes relate to recognition timing clarification for excess tax benefits or deficiencies for compensation expense.  Amendments to Subtopic 805-740, Business Combinations - Income Taxes relate to allocating tax provisions to an acquired entity.  Amendments to Subtopic 815-10, Derivatives and Hedging - Overall relate to accounting for offsetting derivatives.  Amendments to Subtopic 820-10, Fair Value Measurement - Overall relate to the wording with respect to how transfer restrictions effect the fair value of an asset and adds explicit wording to allow entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together. Amendments to Subtopic 940-405, Financial Services - Brokers and Dealers - Liabilities relate to guidance about offsetting on the balance sheet. Amendments to Subtopic 962-325, Plan Accounting - Defined Contribution Pension Plans – Investments - Other relate to plan evaluation of whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.  The transition and selection of an effective date is based on the facts and circumstances of each amendment, but many of the amendments have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.  The Company does not expect this ASU to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which removed certain disclosure requirements regarding transfers between fair value hierarchy levels and modified disclosure requirements for Level 3 fair value measurements and the timing of liquidation of investments in certain entities that calculate net asset value. ASU 2018-13 is effective for all entities for annual periods beginning after December 15, 2019. Certain amendments should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption; all other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract , which aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. This standard will be effective for interim and annual periods beginning after December 15, 2019. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or cash flows.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”), which makes targeted improvements to generally accepted accounting principles for collaborative arrangements. The new guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the participant is a customer in the context of a unit of account. It aligns unit-of-account guidance in Topics 808 and 606 and precludes presenting a transaction together with revenue recognized under Topic 606 for a collaborative arrangement participant that is not directly related to sales to third parties and the participant is not a customer. ASU 2018-18 is effective for public entities for fiscal years beginning after December 15, 2019. Early adoption is permitted; however, an entity may not adopt the amendments of ASU 2018-18 earlier than its adoption date of Topic 606. The amendments of ASU 2018-18 should be applied retrospectively to the date of initial adoption of Topic 606, and the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606 should be recognized. The Company does not expect the new guidance to have a material impact on its financial statements.

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, which provides updates and clarifications to three previously-issued ASUs: 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”; 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; and 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The adoption of this standards update is not expected to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance is effective non-public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption method is dependent on the specific amendment included in this update as certain amendments require retrospective adoption, modified retrospective adoption, an option of retrospective or modified retrospective, and prospective adoption. The adoption of this standards update is not expected to have a material impact on the Company’s financial statements.

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2018, the Company has a working capital deficit of $1,927,119, insufficient cash resources to meet its planned business objectives and accumulated deficit of $16,142,976. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through August 2021, one year from the date the consolidated financial statements were issued.

The Company is dependent upon, among other things, obtaining additional financing to continue operations and to execute its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these consolidated financial statements were issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INTANGIBLE ASSETS

The Company was granted a federally registered trademark for “ZNERGY”. The cost of applying for and prosecuting this trademark was $1,845 which cost was accounted for as an intangible asset. During the year ended December 31, 2018, the Company determined the trademark had no further value and recorded an impairment expense of $1,845 to write-off the balance as of December 31, 2018.

NOTE 5 – LOAN, BUILDING

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

On March 9, 2018, the Company settled the outstanding mortgage through a sale of the building to the Company's chairman, Rick Mikles who purchased the building for the balance of the mortgage of $225,000, as the Company was unable to make the scheduled $225,000 payment.  On March 16, 2018, a quitclaim was recorded to Rick Mikles as the new owner of the building.

NOTE 6 – LOANS FROM RELATED PARTIES

	December 31	December 31
	2018	2017
Rick Mikles	$514,579	$47,248
Wayne Miller	642,075	124,270
Paul Ladd	58,650	-
Cary Baskin	75,000	-
	$1,290,304	$171,518

Rick Mikles

On November 15, 2017, the Company executed an unsecured promissory note in the amount of $50,000, payable to the Company’s chairman, Rick Mikles. The note was payable on December 1, 2017 with interest at 4% per annum. On December 1, 2017, the payment date was extended to June 1, 2018. The balance remains outstanding.

On February 15, 2018, the Company executed a promissory note in the amount of $25,000 payable to Rick Mikles, the Company’s Chairman. The note was due and payable on June 1, 2018 together with interest at 4% per annum. Pursuant to the terms of the note, if the note and accrued interest is not paid by the due date, interest at 12% per annum shall be accrued on the outstanding balance until paid in full. The balance at December 31, 2018 was $27,125 which includes unpaid interest.

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman. The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December 31, 2018 was $232,875, which includes unpaid interest and penalties.

During the year ended December 31, 2018, the Company received various loans from the Company’s chairman, Rick Mikles, with a balance of $200,000 as of December 31, 2018. These loans were non-interest bearing and payment is due on demand.

Wayne Miller

On November 27, 2017, the Company executed an unsecured promissory note in the amount of $200,000, payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable with interest of $2,000 on December 31, 2017. The note was repaid in full, with interest on December 22, 2017. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expired on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $55,072, and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2017, the debt discount was fully amortized.

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on March 12, 2018, with interest of $6,000. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $42,345, and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized and the principal balance of the note remains unpaid. Pursuant to the terms of the note, there was a 15-day grace period granted, which ended on March 27, 2018, at which a 15% penalty on the unpaid balance became due and payable along with the unpaid principal and any accrued interest.

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal December 31, 2018 was $179,700, which includes unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $47,867, and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized and the principal balance of the note remains unpaid.

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $20,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note has interest at accruing at 10% per annum. The balance at December 31, 2018 was $10,250 which includes unpaid interest.

On October 4, 2018, the Company also borrowed $275,000 short-term payable to Wayne Miller. The balance as of December 31, 2018 is $281,875 which includes the unpaid principal and interest. This loan was due on April 3, 2019.

Paul Ladd

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder. The note was due and payable on May 21, 2018 together with interest of $1,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December31, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $2,875, and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized and the principal balance of the note remains unpaid.

Cary Baskin

On October 23, 2018, the Company also borrowed $75,000 in a non-interest bearing short-term payable to Cary Baskin, and was secured by shares owned by the Company’s CEO. The balance as of December 31, 2018 is $75,000. This loan was due on December 31, 2018.

Total interest expense under the related party loans was $119,803 and $75,106 during the years ended December 31, 2018 and 2017, respectively. Such interest was capitalized as part of the outstanding loan balance.

NOTE 7 – ADVANCES FROM RELATED PARTY

	December 31	December 31
	2018	2017
B2 Opportunity Fund	$154,788	$-
Other	68,000	-
	$222,788	$-

On April 20, 2018, the Company received $125,000 as a short-term advance from an investor, B2 Opportunity Fund, via a payment to a vendor on the Company’s behalf. On June 5, 2018, the Company received an additional $29,975 in cash as an additional short-term advance. These advances were offset by $187 of repayments to the investor. Currently the advances are non-interest bearing and payable on demand.

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

Year ended December 31, 2017

On January 25, 2017 the Company appointed Rick Mikles as Chairman of the board of directors and issued to Mr. Mikles 3,000,000 shares of its common stock, valued at its trading price on the date of the grant of $300,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at a price of $0.10 per share said options vesting equally over eight quarters and having an expiration of three years from the date of issue. Concurrently, the Company entered into a consulting agreement with Mr. Mikles to provide marketing, strategic, and organizational services to the Company. Upon execution of this consulting agreement the Company issued 2,000,000 shares of common stock, valued at its trading price on the date of the grant of $200,000, which vested immediately, and 5,000,000 options to purchase shares of common stock of the Company at an exercise price of $0.10 per share that vests quarterly in the amount of one option for every two dollars of revenue recognized by the Company.

On January 27, 2017 the Company appointed Kevin Harrington to its Board of Directors and issued 2,000,000 shares of its common stock, valued at its trading price on the date of the grant of $100,000, which vested immediately, and 4,000,000 options to purchase shares of common stock of the Company at an exercise price of $0.10 per share vesting equally over eight quarters and having an expiration of three years from the date of issue.

On February 2, 2017 the Company entered into a consulting agreement with Venture Legal Services, PLC, to provide legal and strategic advisory services for the Company. In conjunction with the execution of this agreement, the Company granted Venture options to purchase up to 2,000,000 shares of its common stock at an exercise price of $0.10 per share. The options have an expiration of three years from the date of issuance and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Baker, as the Company’s CEO. Mr. Baker was granted 5,000,000 shares of common stock of the Company, valued at its trading price on the date of the grant of $500,000, which vested immediately, and was granted 5,000,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest quarterly one option for every two dollars of revenue recognized by the Company.

On May 15, 2017, the Company entered into an employment agreement with Mr. Floyd, as the Company’s CFO. Mr. Floyd was granted 10,000,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest quarterly, at a rate of one option for every two dollars of revenue recognized by the Company. On November 15, 2017, the Company terminated the employment agreement, effective December 31, 2017 and entered into an amended agreement, pursuant to which Mr. Floyd would be paid a salary through the effective date of the termination and for four consecutive calendar months thereafter. In addition, Mr. Floyd forfeited his unvested options of 9,313,955 shares and the Company issued 3,000,000 shares of its common stock, valued at its trading price on the date of the grant of $269,700, which vested immediately.

On June 1, 2017, the Company entered into a service agreement with a provider of investor relations services. Under the agreement, the Company issued 1,000,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $98,000, vesting 500,000 on June 1, 2017, 250,000 shares on October 1, 2017 and 250,000 shares on January 1, 2018.

On June 13, 2017, the Company entered into a service agreement with a provider of bookkeeping, accounting, payroll and human resources services. Under the agreement, the Company issued 250,000 shares of common stock to the provider, valued at its trading price at the date of the grant of $30,000, which vested immediately, and 1,000,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest evenly over two years. On August 30, 2017, the Company granted 600,000 performance-based options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest quarterly, a rate of one option for every two dollars of revenue recognized by the Company from customers referred directly by the service provider.

On June 19, 2017, the Company entered into an agreement with Profit Motivators and the Company granted 600,000 performance-based options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest quarterly, at a rate of one option for every two dollars of revenue recognized by the Company from customers referred directly by Profit Motivators.

On July 10, 2017 the Company entered into an employment agreement with Ryan Smith, to serve as Senior Vice President of the Company. The agreement has a term of three years, and Mr. Smith’s employment with the Company is on an at-will basis. The agreement specifies an annual base salary of $100,000 and a performance-based bonus within 45 days from the end of the Company’s fiscal year as determined by the Compensation Committee of the Board of Directors. In addition, Mr. Smith was granted 3,000,000 shares of common stock of the Company, valued at its trading price at the date of the grant of $300,000, which vested immediately, and was granted 7,000,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. The Options have a three-year expiration and vest quarterly at a rate of one option for every two dollars of revenue recognized by the Company.

On July 13, 2017, the Company entered into a service agreement with a provider of tax services. Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price on the date of the grant of $10,800, which vested immediately, and 400,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest evenly over two years. On August 30, 2017, The Company granted 600,000 performance-based options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest quarterly at a rate of one option for every two dollars of revenue recognized by the Company from customers referred directly by the provider of tax services.

On July 13, 2017, the Company amended and extended a consulting agreement, originally executed on January 23, 2017, with its Chairman, Rick Mikles. Under the amended and extended agreement, the Company issued 1,600,000 shares of common stock to Mr. Mikles, valued at its trading price on the date of the grant of $172,800, which vested immediately.

On August 31, 2017, the Company entered into an advisory agreement with Donald Herrmann. Under the agreement, the Company issued 100,000 shares of common stock to Mr. Herrmann, valued at its trading price on the date of the grant of $6,550, which vested immediately, and 900,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest evenly over two years.

On September 19, 2017, the Company appointed Jennifer Peek to its Board of Directors and as its Audit Committee Chair and issued 1,500,000 shares of its common stock, valued at its trading price on the date of the grant of $76,350, which vested immediately, and 1,500,000 options to purchase shares of common stock of the Company at an exercise price of $0.10 per share. The options vest equally over eight quarters and having an expiration of three years from the date of issue.

On November 1, 2017, the Company entered into a service agreement with a provider for information technology related services. Under the agreement, the Company issued 100,000 shares of common stock to the provider, valued at its trading price at the date of the grant of $13,492, which vested immediately, and 500,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest evenly over two years.

The Company has entered into employment agreements with its sales representatives, either as independent contractors or employees of the Company. The employees or contractors have at will contracts to provide sales and sales support services. In addition to a salary and commission, the Company has issued options to purchase common stock of the Company. The expiration periods range from 1-3 years, with options to purchase shares at an exercise price of $0.10 per share vesting over 3 years. The options granted in the aggregate total 5,700,000 shares of which 5,000,000 shares are performance-based options that vest one option for every two dollars of revenue recognized by the Company and 700,000 are time-based options which vest over 8 quarters, to a total of 8 individuals.

In June 2017, the Company completed a private offering of common stock and warrants to accredited and unaccredited investors for gross proceeds of $1,119,372 which securities were offered under Regulation D, Rule 506(b) of the Securities and Exchange Act of 1933. The Company accepted subscriptions, in the aggregate, for 14,924,960 shares of common stock and one-year warrants to purchase 14,924,960 shares of common stock of which 10,600,000 shares of its common stock and 10,600,000 warrants were issued for $795,000 in cash and 4,324,960 shares of its common stock and 4,324,960 warrants were issued for $324,372 in the conversion of debt. Investors received one-year fully vested warrant to purchase up to 100% of the number of shares purchased in the offering. The warrants have an exercise price of $0.15 per share. The purchase price for each share of common stock together with the warrants was $0.075. For the debt converted, the difference between the amount of debt converted and the fair value of the common stock and warrants issued of $519,085 has been charged to interest expense.

Year ended December 31, 2018

On February 12, 2018, the Company entered into an employment agreement with Rick Mikles, the Company’s Chairman, to become Chief Marketing Officer. The agreement has a three-year term, an annual base salary of $26,000 and a quarterly payment based on 3% of the quarterly revenue recognized by the Company. Mr. Mikles was granted 5,000,000 shares of the Company’s common stock, valued at its trading price of $0.10 per share, which vested immediately. He was granted 5,000,000 options to purchase common stock of the Company at an exercise price of $0.10 per share. These options have a three-year expiration and vest one option per every 2 dollars of revenue recognized by the Company.

In September 2018, the Company issued 1,000,000 shares of the Company’s common stock to Gary Cook in exchange for advances during 2018 amounting to $75,000.

Stock Options

On January 15, 2015, the Company adopted the 2015 Stock Option and Restricted Stock Plan (the "Plan"). In connection with adopting the Plan, the Voting Shareholders also approved a resolution that up to 45,000,000 shares of the Company's common stock may be issued under the terms and conditions of the Plan. That is, at its discretion, the Board of Directors may elect to have issued to directors, employees and consultants it deems deserving, up to 45,000,000 newly issued shares of the Company's common stock, options to purchase our common stock, or some combination thereof. If the Board of Directors decides to issue shares of common stock or options to purchase the Company's common stock, the issuance of such securities would not affect the rights of the holders of the currently outstanding common stock, except for affects incidental to increasing the number of outstanding shares of common stock, such as dilution of the earnings per share and voting rights of current holders of common stock.

Options - Time Vesting

The following table shows the stock option activity during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at beginning of year	14,400,000	$0.10	2,400,000	$0.10
Changes during the year:
Granted - at market price	1,000,000	0.10	13,000,000	0.10
Exercised	-	-	-	-
Forfeited	(1,495,834)	0.10	(1,000,000)	0.10
Adjustments	-	-	-	-
Options outstanding at end of year	13,904,166	0.10	14,400,000	0.10
Options exercisable at end of year	13,008,334	0.10	6,675,002	0.10
Weighted average fair value of options granted during the year	$74,000	$0.10	$1,087,000	$0.10

During the year ended December 31, 2018, options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 1.53% average risk-free rate and 265.18% average volatility. Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the years ended December 31, 2018 and December 31, 2017 were $675,200 and $923,639, respectively.

Unrecognized compensation costs related to options was $75,166 which is expected to be recognized ratably over approximately 18 months.

Options - Performance Vesting

The following table shows the stock option activity during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding at beginning of year	31,341,094	$0.10	5,000,000	$0.10
Changes during the year:
Granted - at market price	7,500,000	0.10	35,800,000	0.10
Exercised	-	-	-	-
Expired/forfeited	(12,759,286)	0.10	(9,458,906)	0.10
Adjustments	-	-	-	-
Options outstanding at end of year	26,081,808	0.10	31,341,094	0.10
Options exercisable at end of year	8,627,850	0.10	3,917,052	0.10
Weighted average fair value of options granted
during the year	$623,500	$0.10	$3,114,600	$0.10

Options issued were valued using the Black-Sholes model assuming zero dividends, a $0.10 strike price, 3-year expiration, 2.34% average risk-free rate and 209% average volatility. Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the twelve months ended December 31, 2018 and 2017 was $355,460 and $384,940.

During the year ended December 31, 2018, options issued, including 2,500,000 options granted to non-officer employees, were valued using the Black-Sholes model.

Unrecognized compensation costs related to options was $1,523,866 which is expected to be recognized ratably over approximately 17 months.

Warrants

The following table shows the warrant activity during the periods ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding at beginning of year	15,924,960	$0.15	-	$-
Changes during the year:
Granted	2,050,000	0.15	15,924,960	0.15
Exercised	-	-	-	-
Expired/forfeited	(14,924,960)	0.15	-	-
Warrants outstanding at end of year	3,050,000	0.15	15,924,960	0.15
Warrants exercisable at end of year	3,050,000	0.15	15,924,960	0.15

Warrants issued were valued using the Black-Scholes model assuming zero dividends, a $0.15 strike price, 1-year expiration, risk-free rate and volatility were calculated as of the respective dates of the issuance. Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expense and were $199,219 and $367,662 for years ended December 31, 2018 and December 31, 2017, respectively.

NOTE 9 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018.

The components of the income tax provisions for 2019 and 2018 are as follows:

	December 31	December 31
	2018	2017
Current	$-	$-
Deferred	(685,198)	1,525,774
	(685,198)	1,525,774
Valuation Allowance	685,198	(1,525,774)
Total provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2018	2017
Provision at statutory rate	21.0%	34.0%
Nondeductible and other items	(1.2)%	-%
Change in valuation allowance	(18.5)%	(34.0)%
	(1.3)%	-
Total	(0.0)%	(0.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Stock-based compensation for services	1,201,147	927,980
Net operating loss carryforward	763,000	426,776
Accrued expenses	57,399	-
Allowance for bad debts	17,862	-
Charitable contribution	545	-
Total deferred tax assets	2,039,953	1,354,756

Valuation allowance	(2,039,953)	(1,354,756)

Deferred tax assets, net	$-	$-

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2018 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $3.7 million which begin to expire in the years beginning in 2035. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2018. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company has no long-term leases. It has a warehouse lease which terminates in December 2018. The Company’s inventory is stored in that location. The Company owned its office building until February 2018 when the building was sold to the Company’s Chairman. The Company is currently paying on a month-to-month basis for this warehouse lease and office space at $2,400 per month.

Legal Contingencies

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

NOTE 11 – CONCENTRATIONS

The revenue reported by the Company are from sales of LED installations, product sales and rebate income.  For the year ended December 31, 2018, 20% of the Company's revenue was generated by one customer.   For the year ended December 31, 2017, 64% of the Company's revenue was generated by one customer and 21% of its accounts receivable is from one customer for the year ended December 31, 2017.

The Company purchases substantially all of its inventory from one supplier. The Company does not have any commitments with this supplier for minimum purchases.

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2019, Mr. Baker entered into an Employment Agreement to become Chief Executive Officer. His annual base salary under the agreement was $250,000 and is eligible for cash bonuses to be determined by the Compensation Committees. He also received a grant of 20,000,000 shares of common stock that were immediately vested.

Subsequent to December 31, 2018 through the filing date, the Company has issued 50,450,000 shares of common stock. In December 2019, the Company issued 2,500,000 shares in exchange for $250,000 to an unrelated accredited investor. For the shares that were granted, 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 19,000,000 stock options and 2,000,000 warrants outstanding. In addition, 4,000,000 shares were issued in exchange for business development efforts. On July 9, 2019, the Company issued 20,000,000 shares to its Chief Executive Officer. The remainder of shares were issued to various parties for services to the Company.

In April 2020, the Company received an unsecured loan (the "SBA Loan") under the Small Business Administration ("SBA") Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act CARES Act through Chase Bank (“Lender”).  The SBA Loan has a two-year term expiring on April 2022. The SBA Loan has a principal amount of $237,457 with an interest rate of 1.0%. The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding date and the date the loan is forgiven.

The Company has borrowed $1,624,127 from related parties since December 31, 2018. These loans from related parties were made on various dates in March 2019, April 2019 and October 2019 to August 2020, and have various payment terms up to six (6) months. All of these loans are unsecured.

The Company has borrowed $527,962 from various third-party lenders, none of which are financial institutions. These loans were made on various dates in August 2019 and October 2019 to December 2019, have various terms payment terms up to ten (10) months and all are secured by, inventory, receivables or the equity in the corporate headquarters building.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit No.     Description

1.	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)

2.	By laws of BIDC (previously filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Commission on June 10, 2013)

4

2015 Incentive Stock Option and Restricted Stock Plan (previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14C filed on March 3, 2015, and incorporated herein by reference)

1.	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated by reference)

2.	Master Stock Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed February 12, 2016, and incorporated by reference)

31.	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Date: September 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 3, 2020	By: /s/ David Baker David Baker CEO and Director (Principal Executive Officer)