Form 10-K/A
period 2018-12-31
Znergy, Inc.
filed 2020-09-04
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on September 3, 2020 (the “Annual Report”), is to revise the disclosure under Note 9 to the Notes to the Consolidated Financial Statements. No other changes have been made to the Annual Report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Znergy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Znergy, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The Company has not filed its federal and state tax returns for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2019, the Company had approximately $3.7 million of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2035. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life.

Management will be taking on a project to file delinquent tax returns in the upcoming reporting periods and updated values will be disclosed in the following reporting periods. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

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

Date: September 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 4, 2020	By: /s/ David Baker David Baker CEO and Director (Principal Executive Officer)