Form 10-Q
period 2019-03-31
Znergy, Inc.
filed 2021-07-22
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On July 12, 2021 there were 305,208,293 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

ZNERGY, INC.

ZNERGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$15,216	$593
Accounts receivable, net of allowance	13,522	-
Prepaid expenses	92,460	61,457
Inventory	353,432	299,428
Total current assets	$474,630	$361,478
Building, furniture and equipment, net	21,267	28,352
TOTAL ASSETS	$495,897	$389,830

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$456,182	$403,307
Accrued expenses	343,871	341,556
Customer deposits	216,325	30,642
Advances from related parties	270,788	222,788
Loan from related parties	1,310,679	1,290,304
Total current liabilities	$2,597,845	$2,288,597

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 256,724,960 and 236,724,960 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25,672	23,672
Additional paid-in-capital	16,108,720	14,220,537
Accumulated deficit	(18,236,340)	(16,142,976)
Total stockholders' deficit	(2,101,948)	(1,898,767)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$495,897	$389,830

The accompanying notes are an integral part of these consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018

Revenue	$186,618	$482,972
Cost of revenue	175,402	229,628
Gross profit	11,216	253,344

Selling, general and administrative expenses	2,090,664	1,234,352
Total operating expenses	2,090,664	1,234,352

Loss from operations	(2,079,448)	(981,008)

Other income (expense)
Other income	1,459	-
Interest expense	(15,375)	(111,559)
Total other expense	(13,916)	(111,559)

Provision for income taxes	-	-
		-
Net loss	$(2,093,364)	$(1,092,567)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	256,724,960	214,644,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2019	236,724,960	$23,672	$14,220,537	$(16,142,976)	$(1,898,767)

Stock based compensation	-	-	90,183	-	90,183

Shares issued for compensation	20,000,000	2,000	1,798,000	-	1,800,000

Net loss	-	-	-	(2,093,364)	(2,093,364)

Balance at March 31, 2019	256,724,960	$25,672	$16,108,720	$(18,236,340)	$(2,101,948)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	230,724,960	$23,072	$12,444,488	$(12,439,218)	$28,342

Options issued for services	-	-	771,129	-	771,129

Shares issued for services	5,000,000	500	50,741	-	51,241

Net loss	-	-	-	(1,092,567)	(1,092,567)

Balance at March 31, 2018	235,724,960	$23,572	$13,266,358	$(13,531,785)	$(241,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,093,364)	$(1,092,567)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,085	7,830
Loss on sale of fixed assets	-	29,739
Non-cash interest expense	15,375	105,560
Stock and stock-based compensation for services	1,890,183	771,629
Changes in operating assets and liabilities:
Accounts receivable	(13,522)	(82,697)
Prepaid expenses	(31,003)	(6,341)
Inventory	(54,004)	(25,262)
Accounts payable and accrued expenses	55,190	(216,400)
Customer deposits	185,683	3,616
Net cash used in operating activities	(38,377)	(504,893)

Cash flows from investing activities:
Purchase of fixed assets	-	(10,086)
Net cash used in investing activities	-	(10,086)

Cash flows from financing activities:
Repayment of advances from related parties	(2,000)	-
Proceeds of advances from related parties	50,000	445,000
Proceeds of loan from related parties	5,000	-
Net cash provided by financing activities	53,000	445,000

(Decrease) increase in cash	14,623	(69,979)
Cash, beginning of period	593	116,481
Cash, end of period	$15,216	$46,502

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Transfer of building to related party in exchange for payment of loan	$-	$225,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2019 AND 2018

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc., (formerly Mazzal Holding Corp., formerly Boston Investment and Development Corp.) is a Nevada corporation (the “Company” or “Znergy”), incorporated on January 23, 2013. The Company is a provider of energy-efficient lighting products, lighting controls and energy management solutions. The Company offers a full turn-key lighting solution which includes economic assessments, energy efficient analysis, installation and rebate support for the Company’s customers. The Company’s business primarily involves retrofitting existing lighting solutions from traditional high intensity and metal halide fluorescent lighting to energy efficient LED (Light Emitting Diode) technology.

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

The Company is unsure of the outcome of the COVID-19 novel Coronavirus pandemic on its business. The duration of the pandemic, its effect on business in general and its effect on the Company specifically are unknown to management. For example, the Company’s largest client, one of the world’s largest clothing retail stores, was forced to close its doors at the onset of the pandemic and only recently re-opened some of its stores, thereby allowing the Company to continue to retrofit these limited stores with its LED lighting system. We were able to convert 27 stores starting November 26, 2019 through November 20, 2020, with the majority converted in the first quarter of 2020 before the full impact of the pandemic. The expectation is that by the last two quarters of 2021, this retailer will have opened more stores, allowing for the LED retrofit to move forward. A continuation of the pandemic, a second surge of the pandemic, or a failure to find and commercialize a vaccine for COVID-19 could materially impact the Company’s revenues and its operations.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and the results of operations. Results shown for interim periods ended March 31, 2019 are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on September 4, 2020. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606-10. The Company generally has two revenue sources - installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the three months ended March 31, 2019 was $160,768 and $25,850 for installation contracts and sale of lighting products, respectively. For the three months ended March 31, 2018, the amounts were $408,437 and $24,095 for installation contracts and sale of lighting products, respectively.

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

Installation contract revenue is recognized when the contract is considered complete by the customer, through a written customer acceptance form.  Each contract for installation of lighting and fixtures, consists of labor and materials, and is given a unique number in the system.  Each contract is accounted for individually. The Company identifies the performance obligations, which include labor and materials and are accounted for as one contract. The transaction price is identified in advance with an agreed proposal between the Company and the customer and the price can be adjusted if, during the installation process, changes are made during the process. Under this method, contract costs are accumulated as deferred assets and billings and/or cash receipts are recorded to a deferred revenue liability account during the contract period, but no revenues, costs, or profits are recognized in operations until the completion of the contract. Costs include direct material, direct labor, subcontract labor, and allocable indirect costs. All unallocated indirect costs and corporate general and administrative costs are charged in the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.  A contract is considered complete when accepted by the customer that the Company has satisfied its performance obligations. There were no contracts which were not complete by the end of the quarter.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current lease accounting requirements. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires lessees to disclose certain key information about lease transactions. Upon implementation, an entity’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which simplifies adoption of the new lease accounting requirements by allowing an additional transition method that will not require restatement of prior periods and providing a new practical expedient for lessors to avoid separating lease and non-lease components within a contract if certain requirements are met. The provisions of this guidance must be elected upon adoption of the new lease accounting requirements, which will be effective for interim and annual periods beginning after December 15, 2018.

We adopted the standard as required on January 1, 2019. Consequently, we did not update previously reported financial information and the disclosures under the new standard will not be provided for dates and periods prior to January 1, 2019 and elected all of the practical expedients available under the transition guidance. The new standard also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify, and did not recognize right of use assets or lease liabilities for those leases. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

The adoption did not impact the business as no long-term, reportable leases existed as of March 31, 2019. We do not expect that this standard will have a material impact on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right of use assets and lease liabilities on our balance sheet for our real estate and equipment operating leases, and the significant new required disclosures regarding our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

Recent accounting standards

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2019, the Company has a working capital deficit of $2,123,215, insufficient cash resources to meet its planned business objectives and recurring losses of ($2,093,364) and ($1,092,567) in the three months ended March 31, 2019 and March 31, 2018 respectively. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through July 2022, one year from the date the consolidated financial statements were issued.

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

NOTE 4 - BUILDING, EQUIPMENT AND FURNITURE, NET

Building, furniture and equipment were comprised of the following:

	March 31	December 31
	2019	2018
Equipment and Furniture	$59,609	$59,609
Accumulated Depreciation	(38,342)	(31,257)
Net	$21,267	$28,352

Depreciation included in Selling, general and administrative expenses:

	March 31	March 31
	2019	2018

Depreciation Expense	$7,085	$7,830

NOTE  5 - ADVANCES FROM RELATED PARTIES

Advances from related parties were comprised of the following:

	March 31	December 31
	2019	2018
B2 Opportunity Fund	$154,788	$154,788
Other	116,000	68,000
	$270,788	$222,788

During the three months ended March 31, 2019, the Company received an aggregate of $50,000 of short-term advances from Cary Baskin and paid $2,000 of short-term advances to Eco Energy. The amounts are non-interest bearing and payable on demand.

Since March 31, 2019, through the filing date of this report the Company has received $0 in additional advances to fund operations.

NOTE 6 - LOANS FROM RELATED PARTIES

The table below sets forth a summary of the Company’s loans from related parties at March 31, 2019 and December 31, 2018:

	March 31	December 31
	2019	2018
Rick Mikles	$520,329	$514,579
Wayne Miller	656,700	642,075
Paul Ladd	58,650	58,650
Cary Baskin	75,000	75,000
	$1,310,679	$1,290,304

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

On March 2, 2018, the Company executed an unsecured promissory note in the amount of $200,000 payable to Rick Mikles, the Company’s Chairman. The note was due on June 1, 2018 together with interest of $2,500. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 16, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December 31, 2018 was $475,000, which includes unpaid interest and penalties.

During the year ended December 31, 2018, the Company received various loans from the Company’s chairman, Rick Mikles, with a balance of $200,000 as of December 31, 2018. These loans were non-interest bearing and payment is due on demand.

Accrued interest incurred on the outstanding loans to the chairman for the three months ended March 31, 2019 was $5,750.

Since March 31, 2019, through the filing date of this report the company has received $496,000 in additional loans from Mr. Mikles. The notes bear interest at 10%. In February 2021 the Company and Mr. Mikles agreed to consolidate all outstanding debt and accrued interest into a single Note in the amount of $928,238. The Note is payable upon demand.

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

During the three months ended March 31, 2019, the Company executed additional loans to Mr. Miller. The accrued interest for the period were $14,625 and $7,750 respectively.

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

Total interest expense under the related party loans was $15,375 and $33,059 as of March 31, 2019 and March 31, 2018, respectively. Such interest was capitalized as part of the outstanding loan balance.

Since March 31, 2019, through the filing date of this report the Company has received $589,126 in additional loans from Mr. Baskin. The notes bear interest at 10%.

Since March 31, 2019, through the filing date of this report the Company has received $450,000 in additional loans from other related parties. The notes bear interest at 10%.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On January 1, 2019, under an employment agreement, the Company issued 20,000,000 shares to its Chief Executive Officer. Under this agreement there is no specific performance or time based metrics. The shares were valued at fair on the date of issuance.

On February 12, 2018, the Company entered into an employment agreement with Rick Mikles, the Company's Chairman, to become Chief Marketing Officer.  The agreement has a three-year term, an annual base salary of $26,000 and a quarterly payment based on 3% of the quarterly revenue recognized by the Company.  Mr. Mikles was granted 5,000,000 shares of the Company's common stock, valued at its trading price of $0.10 per share, which vested immediately.  He was granted 5,000,000 options to purchase common stock of the Company at $0.10 per share.  These options have a three-year expiration and vest one option per every 2 dollars of revenue recognized by the Company.

Stock Based Compensation

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options - Time Vesting

The following table shows the stock option activity during the period ended March 31, 2019:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	13,904,166	$0.10
Changes during the period:
Granted - at market price	-	0.10
Exercised	-	-
Forfeited	-	0.10
Adjustments	-	-
Options outstanding at end of period	13,904,166	0.10
Options exercisable at end of period	13,591,666	0.10
Weighted average fair value of options granted during the period	-	-

Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three-month periods ended March 31, 2019 were $49,230. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three month periods ended March 31, 2018 were $129,562. The expense is included in selling, general and administrative expenses in the statement of operations.

Unrecognized compensation costs related to options as of March 31, 2019 was $25,938, which is expected to be recognized ratably over a weighted average period of approximately 12 months.

Options - Performance Vesting

The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended March 31, 2019:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	26,081,808	$0.10
Changes during the period:
Granted - at market price		0.10
Exercised	-	-
Expired/forfeited	-	0.10
Adjustments		-
Options outstanding at end of period	26,081,808	0.10
Options exercisable at end of period	9,739,785	0.10
Weighted average fair value of options granted during the period	-	$-

These options were issued to individuals for their business development efforts. The costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three-month periods ended March 31, 2019 were $40,953. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three month periods ended March 31, 2018 were $142,067. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of March 31, 2019 was $1,421,600 which is expected to be recognized ratably over a weighted average period of approximately 13 months.

Warrants

The following table shows the warrant activity during the period ended March 31, 2019:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at beginning of period	3,050,000	$0.15
Changes during the period:
Granted	-	-
Exercised	-	-
Expired/forfeited	(1,050,000)	0.15
Warrants outstanding at end of period	2,000,000	0.15
Warrants exercisable at end of period	2,000,000	$0.15

Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expense and was $0 and $50,741 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9 - BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is calculated by dividing the loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent shares outstanding during the period. The Company's dilutive common stock equivalent shares, which include incremental common shares issuable upon i) the exercise of outstanding stock options and warrants and (ii) vesting of restricted stock units and restricted stock awards, are only included in the calculation of diluted net loss per share when their effect is dilutive. Since the Company had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and dilutive net loss per share are equal.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be anti-dilutive.

	Three Months Ended
	March 31,
	2019	2018

Stock Options	39,985,974	42,841,094
Warrants	2,000,000	3,050,000
Total	41,985,974	45,891,094

NOTE 10 - COMMITMENTS AND CONTINGENCIES

16(b) Litigation

On September 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with three months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

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

NOTE 11 – CONCENTRATIONS

For the three months ended March 31, 2019 four customers represented 35%, 27%, 13% and 12% of net customer installation and product sale revenue. For the three months ended March 31, 2018, the company recognized installation revenue of $178,898 from one customer, which represents 37% of revenue for the quarter.

At March 31, 2019, two customers represented 71% and 16% of net accounts receivable. At December 31, 2018, two different customers represented 83% and 18% respectively of net accounts receivable.

The Company purchases substantially all its inventory from one supplier. The Company does not have any commitments with this supplier for minimum purchases.

NOTE 12 - SUBSEQUENT EVENTS

Since March 31, 2019, through the filing date of this report the Company has received $496,000 in additional advances and loans from the Chairman of the Board. In February 2021, the Company agreed to consolidate the total loans, advances and accrued interest into a single Note in the amount of $928,238, the full amount of which is payable upon demand. Since March 31, 2019 through the filing date of this report the Company received $589,126 from Mr. Baskin and a further $500,000 from other related parties.

Subsequent to March 31, 2019 through the filing date, the Company has issued 45,983,333 shares of common stock. 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 14,000,000 stock options outstanding. In addition 4,000,000 shares were issued to a Director, Jerry Horowitz in exchange for business development efforts. Through these efforts, the Company was introduced to a large retailer which resulted in a multi-store contract.

On September 10, 2019, the Company executed an unsecured $275,000 promissory note payable to Randy Fluitt, a Company shareholder. The Note bears interest of 10% per annum. The Note is due and payable in the amount of $302,500 on or before the Maturity Date of February 1, 2020. The Company’s failure to pay the principal and interest within 15 days of the Maturity Date, will trigger a penalty of 10% of any amounts unpaid at the end of this period. The Company did not repay the loan by the Maturity Date and accrued the penalty as interest expense. In addition, 2,000,000 warrants are to be issued at a strike price of $.10 with a one year maturity.

On December 19, 2019, the Company issued 2,500,000 shares in exchange for $192,500 to an unrelated accredited investor.

On November 26, 2019, the Company received a third-party loan from the Korenstra Family Foundation for $150,000.

In April 2020, the Company received an unsecured loan (the “SBA Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act CARES Act through Chase Bank (“Lender”).  The SBA Loan has a two-year term expiring on April 2022. The SBA Loan has a principal amount of $87,457 with an interest rate of 1.0%. The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding date and the date the loan is forgiven. The Company has not yet applied for loan forgiveness but plans to in a future period.

In May 2020, the Company received an unsecured loan under the Small Business Administration (“SBA”), Economic Injury Disaster Loan (“EIDL”) program to assist business businesses effected by the COVID-19 pandemic. The EIDL Loan has a thirty-year term and has a principal amount of $150,000 with an interest rate of 3.75%. The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding date and the date the loan is forgiven. The Company has not yet applied for loan forgiveness but plans to in a future period.

On December 7, 2020, the Company issued a convertible promissory note to Tysadco Partners, LLC for the sum of $156,750. The Note bears interest of 12% per annum until the Note becomes due and payable on December 7, 2022 (Maturity Date). Any amount of principal or interest on this Note which is note repaid by the Maturity Date shall then bear interest at 20% per annum. At any time after 180 days from the Note’s inception until the Maturity Date or payment date, Tysadco may convert the balance or any portion of the balance to Common Stock at the lower of $.15 per share or 80% of the Market Price. Where the Market Price is defined as the ten day trading period prior to the conversion date.

On March 11, 2021, the Company closed a purchase agreement between the Company and Quantum Energy and the Company and Quantum’s owner, Jim Collins. Customer lists and name recognition were acquired from Quantum for $1. Further, the Company shall pay a 10% commission for any sales derived from Quantum’s pre-existing sales or audits that generate revenue for the Company. Quantum’s owner, Jim Collins agreed to a consulting agreement with the Company for a three year period. This consulting agreement states that Mr. Collins shall act as a sales manager, primarily in the Washington State area and he shall receive an 8% commission on any new sale generated. During this three year period, Mr. Collins shall receive 2,000,000 shares of the Company, vesting one third each year. The Company executed a consulting agreement with Justin Collins to be the Company’s National Project Manager. Under this agreement, Mr. Justin Collins, shall receive a commission of 6% on new sales and an additional bonus of 20% on the differential between budgeted and actual expense, should budgeted expense exceed actual. After a 90 day period, the Company has agreed to negotiations, at its sole discretion, for Mr. Justin Collins to become the Company’s Chief Operating Officer. The stated salary for this position is $80,000 per annum.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “forecast,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Znergy, Inc., together with its subsidiaries, as the “Company,” “we,” “us,” and “our”.

The following discussion and analysis of our financial condition should be read together with our unaudited Consolidated Financial Statements and related notes included in this Form 10-Q as well as our audited Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on September 4, 2020.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed in January 2013 as a Nevada corporation.  The original business plan of the Company was to build and sell multi-family housing projects. The Company acquired a parcel of land in Taunton, Massachusetts, from The Mazzal Trust, a trust of which the founder of the Company, Nissim Trabelsi, was the Trustee, in exchange for shares of the Company's common stock, and began development of the project and construction of multi-family units.

On October 26, 2015, the Company acquired Global ITS, Inc. and its wholly owned subsidiary, Znergy, Inc. in order to expand into the Energy Efficiency (EE) marketplace, focusing on commercial lighting and green project financing. On February 9, 2016, the Company agreed to sell to the Mazzal Trust the real property which the Trust had previously sold to the Company and the Trust returned to the Company 149,950,000 of the 150,000,000 shares of the Company's common stock owned by the Trust.  This transaction caused a change of control with Global being the accounting acquirer. The Company is now focused solely on the EE marketplace with an emphasis on LED retrofitting and installing new lamps.

The Company determined that Global ITS, Inc. served no purpose for the Company.  It held no assets or operations, had been dormant for over a year, except for the operations of its wholly owned Subsidiary.  On October 1, 2018, the Company sold 100% of its shares in Global to Peter Peterson, a shareholder of the Company and a creditor of Global for a nominal amount. The sale did not include Global's investment in its subsidiary.

The Company is a provider of energy-efficient lighting products, lighting controls and energy management solutions. The Company offers a full turn-key lighting solution which includes economic assessments, energy efficient analysis, installation and rebate support for the Company's customers.  The Company's business primarily involves retrofitting existing lighting solutions from traditional high intensity metal halide and fluorescent lighting to energy efficient LED (Light Emitting Diode) technology.

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

The Company does not have long term contracts with its customers and the Company's revenue comes from the sales of lighting systems involving the replacement of existing lighting fixtures with new energy efficient LED fixtures. In addition, the Company generates revenue from available utility incentives and rebate programs.

The Company provides its turn-key service though a detailed evaluation of the customer's needs and performing an audit of the customer's current energy consumptions and costs, together with an analysis of the benefits of retrofitting their lights.  Typically, the customer experiences an average payback on their investment between 12 and 24 months.

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

Results of Operations

The Company had revenues of $186,618 and $482,972 for the three-month period ended March 31, 2019, and 2018, respectively. Revenues in 2019 and 2018 comprise LED installation projects and associated rebates from utilities.  The decrease in revenues for the three-month period is due to as compared to the same period in 2018 was primarily driven by the Covid-19 pandemic and related closures and shutdowns. In late 2018 and the first quarter of 2019 the Company began expanding inventory and installation staff in preparation for a retail outlet conversion project which was to encompass a total of 514 stores.

The Company incurred costs of revenue of $175,402 and $229,628 for the three-month period ended March 31, 2019 and 2018, respectively. Costs of revenue in 2019 and 2018 comprise primarily LED product and installation costs, including labor and rental equipment. Cost of revenue as a percentage of revenue can be impacted by the type of jobs and if the job requires customized lighting

The Company had selling, general and administrative expenses of $2,090,664 and $1,234,352 for the three-month period ended March 31, 2019 and 2018, respectively. The increase for the three-month period is primarily due to an increase in stock based compensation and associated taxes in 2019 as compared to 2018. On January 1, 2019, we issued 20,000,000 shares to our CEO. The expense associated with this grant was $1,800,000 which was the main driver of our March 31, 2019 increase in general and administrative expenses.

The Company incurred interest expense of $15,375 and $111,559 for the three-month period ended March 31, 2019 and 2018, respectively. The decrease in interest expense is the result of the exchange of debt for common stock during the period.

The Company had net losses of $2,093,364 and $1,092,567 for the three-month periods ended March 31, 2019 and 2018, respectively.

Liquidity and Going Concern Discussion

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2019, the company had a working capital deficit of $2,123,215, insufficient cash resources to meet its planned business objectives, and accumulated losses of $18,236,340. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through 12 months from the date of issuance. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

The Company's success is dependent upon, among other things, obtaining the additional financing to continue operations and to execute its business plan. No assurances can be made that management will be successful in pursuing any of these strategies.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation

The Company's anticipated plan of operation is to continue to (1) identify and train sales personnel in regions of the country that have advantageous utility company rebate programs, (2) identify and train lighting installation personnel where we have established sales personnel, (3) seek out the best current and incipient solutions in the Energy Efficiency marketplace and become a reseller of those solutions, (4) develop our own solutions for the EE marketplace, and (5) seek to acquire other businesses in the market where such acquisitions makes strategic sense and are accretive to earnings.

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

The Company's ability to grow its incipient operations is primarily dependent upon its ability to raise additional capital, most likely through the sale of additional shares of the Company's common stock or other securities. There can be no guarantee that the Company will be able raise additional capital on terms that are acceptable to the Company, or at all.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on September 4, 2020.

Recently Issued Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 2 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or issued guarantees to third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2016, Registrant filed in the United States District Court for the Middle District of Florida a Complaint against defendants The Mazzal Trust, Nissim S. Trabelsi and Shawn Telsi (collectively the “Defendants”), seeking the disgorgement of profits obtained by Defendants and certain of their shareholder affiliates defined under Rule 16a-1(a)(1) under the Exchange Act defined below (collectively, the “Group”) through “short swing profits” in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, Registrant alleged that the Group acted under the guidance and control of the Defendants, whose individual defendants had filed forms 3 and 4 with the Securities and Exchange Commission (the “SEC”, declaring themselves to be “insiders” for the purpose of Section 16(b). The Group owned 100% of the shares of Registrant at the time that members of the group were engaged in the sale and purchase of such shares. The sales and purchases referenced all occurred with three months of other sales and purchases, subjecting Defendants to disgorge to Registrant all profits made by the Group in such sales and purchases. As detailed in paragraphs 16-22 of the Complaint, the total profits received by the Group is $1,695,689. Accordingly, Registrant has demanded the return of all such profits to Registrant plus the statutory payment of attorneys’ fees.

On August 24, 2017, the Plaintiff received a Clerk’s Entry of Default against Nissim Trabelsi. The Plaintiff filed a Motion for Default Judgment for damages against Trabelsi on June 13, 2017, which to date has not been addressed by the Court. On March 5, 2018, Nissim Trabelsi filed a notice of bankruptcy. The Plaintiff is still pursuing its options in the Case and the Court has yet to address the service issues with the Mazzal Trust.

Item 5. Other Information.

None

Item 6. Exhibits

(a)          Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for BIDC (previously filed as an exhibit to the Company's registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.2	Bylaws of BIDC (previously filed as an exhibit to the Company's registration statement on Form S-1, filed with the Commission on June 10, 2013)
3.3

Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on July 15, 2016 (previously filed as an exhibit to the Company's information statement on Form Def 14C, filed with the Commission on May 31, 2016)

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 4, 2016)
10.4	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.5	Employment Agreement with Christopher Floyd (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.6	Employment Agreement with Ryan Smith (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 12, 2017)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Dave Baker
Dave Baker
Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 22, 2021