Form 10-Q
period 2019-06-30
Znergy, Inc.
filed 2021-08-31
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐                        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On August 31, 2021 there were 308,565,436 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

ZNERGY, INC.

ZNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$30,898	$593
Accounts receivable, net of allowance	112,420	-
Prepaid expenses	105,871	61,457
Inventory	351,268	299,428
Total current assets	600,457	361,478

Building, furniture and equipment, net	14,183	28,352
TOTAL ASSETS	$614,640	$389,830

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$580,531	$403,307
Accrued expenses	343,201	341,556
Customer deposits	527,529	30,642
Advances from related parties	270,788	222,788
Loan from related parties	1,453,387	1,290,304
Total current liabilities	3,175,436	2,288,597

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 260,724,960 and 236,724,960 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	26,072	23,672
Additional paid-in-capital	16,508,001	14,220,537
Accumulated deficit	(19,094,869)	(16,142,976)
Total stockholders' deficit	(2,560,796)	(1,898,767)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$614,640	$389,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$416,774	$259,582	$603,392	$742,554
Cost of revenue	391,571	176,368	566,973	405,996
Gross profit	25,203	83,214	36,419	336,558

Selling, general and administrative expenses	842,801	583,649	2,933,465	1,818,001
Loss on sale of assets	-	43,488	-	43,488
Total operating expenses	842,801	627,137	2,933,465	1,861,489

Loss from operations	(817,598)	(543,923)	(2,897,046)	(1,524,931)

Other income (expense)
Other income(expense)	1,777	-	3,236	-
Interest expense	(42,708)	(64,591)	(58,083)	(176,150)
Total other expense	(40,931)	(64,591)	(54,847)	(176,150)

Provision for income taxes	-	-	-	-

Net loss	$(858,529)	$(608,514)	$(2,951,893)	$(1,701,081)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	258,746,938	229,024,960	257,741,535	228,961,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2019	236,724,960	$23,672	$14,220,537	$(16,142,976)	$(1,898,767)

Stock based compensation	-	-	90,183	-	90,183

Shares issued for services	20,000,000	2,000	1,798,000	-	1,800,000

Net loss	-	-	-	(2,093,364)	(2,093,364)

Balance at March 31, 2019	256,724,960	25,672	16,108,720	(18,236,340)	(2,101,948)

Stock based compensation	-	-	103,681	-	103,681

Shares issued for services	4,000,000	400	295,600	-	296,000

Net loss	-	-	-	(858,529)	(858,529)

Balance at June 30, 2019	260,724,960	$26,072	$16,508,001	$(19,094,869)	$(2,560,796)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	230,724,960	$23,072	$12,444,488	$(12,439,218)	$28,342

Stock options and deferred compensation			771,129	-	271,829

Shares issued for services	5,000,000	500	50,741	-	500,000

Net loss	-	-	-	(1,092,567)	(1,092,567)

Balance at March 31, 2018	235,724,960	23,572	13,266,358	(13,531,785)	(241,855)

Stock options and deferred compensation			107,472	-	107,472

Net loss	-	-	-	(608,514)	(608,514)

Balance at June 30, 2018	235,724,960	$23,572	$13,373,830	$(14,140,299)	$(742,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,951,893)	$(1,701,081)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,169	20,394
Loss on sale of fixed assets	-	43,488
Non-cash interest expense	58,083	169,902
Stock based compensation	193,864	879,101
Common stock issued for services	2,096,000	-
Bad debt expense	-	38,034
Changes in operating assets and liabilities:
Accounts receivable	(112,420)	(12,683)
Prepaid expenses	(44,414)	(6,334)
Inventory	(51,840)	(61,980)
Accounts payable and accrued expenses	178,869	(182,375)
Customer deposits	496,887	(39,453)
Net cash used in operating activities	(122,695)	(852,987)

Cash flows from investing activities:
Purchase of fixed assets	-	(63,566)
Proceeds from sale of fixed assets	-	47,918
Net cash used in investing activities	-	(15,648)

Cash flows from financing activities:
Repayment of advances from related parties	(2,000)	(2,967)
Proceeds of advances from related parties	50,000	320,190
Repayment of loan from related parties	-	(10,000)
Proceeds of loan from related parties	105,000	445,000
Net cash provided by financing activities	153,000	752,223

Increase/(decrease) in cash	30,305	(116,412)
Cash, beginning of period	593	116,481
Cash, end of period	$30,898	$69

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Related party advance paid directly to vendor	$-	$125,000
Transfer of building to related party in exchange for payment of loan	$-	$225,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company is unsure of the outcome of the COVID-19 novel Coronavirus pandemic on its business. The duration of the pandemic, its effect on business in general and its effect on the Company specifically are unknown to management. For example, the Company’s largest client, one of the world’s largest clothing retail stores, was forced to close its doors at the onset of the pandemic and only recently re-opened some of its stores, thereby allowing the Company to continue to retrofit these limited stores with its LED lighting system. We were able to convert 27 stores starting November 26, 2019 through November 20, 2020, with the majority converted in the first quarter of 2020 before the full impact of the pandemic. The expectation is that by the middle of 2021, this retailer will have opened more stores, allowing for the LED retrofit to move forward. A continuation of the pandemic, a second surge of the pandemic, or a failure to find and commercialize a vaccine for COVID-19 could materially impact the Company’s revenues and its operations.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on September 4, 2020. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606-10. The Company generally has two revenue sources - installation contracts and sales of lighting products. The installation contracts are short term in duration, typically within a week. The disaggregation of revenue for the three months ended June 30, 2019 was $394,157 and $22,617 for installation contracts and sale of lighting products, respectively. For the six months ended June 30, 2019, the amounts were $554,924 and 48,467 for installation contracts and sale of lighting products, respectively. The disaggregation of revenue for the three months ended June 30, 2018 was $228,974 and $30,608 for installation contracts and sale of lighting products, respectively. For the six months ended June 30, 2018, the amounts were $687,852 and $54,702 for installation contracts and sale of lighting products, respectively.

When Znergy receives an order from a customer, either verbally or through a written purchase order for products such as individual lights or fixtures, but is not part of an installation contract, the Company recognizes the revenue when the goods are shipped, and title has passed to the customer.  In these arrangements, we have determined that there is one performance obligation, and that revenue should be recognized at the point in time that title passes to the customer.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Adoption of recent accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted Topic 606 as of January 1, 2018 utilizing the full retrospective method of adoption. The adoption of Topic 606 did not have any impact on its results of operations and financial condition.

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

We adopted the standard as required on January 1, 2019. Consequently, we did not update previously reported financial information and the disclosures under the new standard will not be provided for dates and periods prior to January 1, 2019, and elected all of the practical expedients available under the transition guidance. The new standard also provides practical expedients for ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify and did not recognize right of use assets or lease liabilities for those leases. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

The adoption did not impact the business as no long-term, reportable leases existed as of June 30, 2019. We do not expect that this standard will have a material impact on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right of use assets and lease liabilities on our balance sheet for our real estate and equipment operating leases, and the significant new required disclosures regarding our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

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

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2019, the Company has a working capital deficit of $2,574,979, insufficient cash resources to meet its planned business objectives and recurring losses of ($858,529) and ($2,951,893) for the three and six months ended June 30, 2019 and ($608,514) and ($1,701,081) for the three and six months ended June 30, 2018. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through January 2022, one year from the date the consolidated financial statements were issued.

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

NOTE 4 - BUILDING, EQUIPMENT AND FURNITURE, NET

Building, furniture and equipment were comprised of the following:

	June 30	December 31
	2019	2018
Equipment and Furniture	59,609	59,609
	59,609	59,609
Accumulated Depreciation	(45,426)	(31,257)
Net	$14,183	$28,352

Depreciation included in Selling, general and administrative expenses

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2019	2018	2019	2018
Depreciation Expense	$7,084	$7,231	$14,169	$20,394

NOTE  5 – ADVANCES FROM RELATED PARTIES

Advances from related parties were comprised of the following:

	June 30	December 31
	2019	2018
B2 Opportunity Fund	$154,788	$154,788
Cary Baskin	116,000	68,000
	$270,788	$222,788

During the six months ended June 30, 2019, the Company received an aggregate of $50,000 of short-term advances from Cary Baskin and paid back $2,000 short-term advance to Eco Energy. The amounts are non-interest bearing and payable on demand.

Since June 30, 2019, through the filing date of this report the Company has received $0 in additional advances to fund operations.

NOTE 6 - LOANS FROM RELATED PARTIES

The table below sets forth a summary of the Company’s loans from related parties at June 30, 2019 and December 31, 2018:

	June 30	December 31
	2019	2018
Rick Mikles	$521,079	$514,579
Wayne Miller	671,325	642,075
Paul Ladd	58,650	58,650
Cary Baskin	202,333	75,000
	$1,453,387	$1,290,304

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

During the year ended December 31, 2018, the Company received various loans from the Company’s chairman, Rick Mikles, with a balance of $475,000 as of December 31, 2018. These loans were non-interest bearing and payment is due on demand.

Since June 30, 2019, through the filing date of this report the company has received $496,238 in additional loans from Mr. Mikles. The notes bear interest at 10%. In February 2019 the Company and Mr. Mikles agreed to consolidate all outstanding debt and accrued interest into a single Note in the amount of $928,238. The Note is payable upon demand

Wayne Miller

On November 27, 2017, the Company executed an unsecured promissory note in the amount of $200,000, payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable with interest of $2,000 on December 31, 2017. The note was repaid in full, with interest on December 22, 2017. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expired on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $55,072 and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2017, the debt discount was fully amortized.

On December 6, 2017, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on March 12, 2018, with interest of $6,000. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $42,345 and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized, and the principal balance of the note remains unpaid. Pursuant to the terms of the note, there was a 15-day grace period granted, which ended on March 27, 2018, at which a 15% penalty on the unpaid balance became due and payable along with the unpaid principal and any accrued interest.

On January 8, 2018, the Company executed an unsecured promissory note in the amount of $150,000 payable to Mr. Wayne Miller, a shareholder of the Company. The note was due and payable on April 8, 2018, with interest of $6,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on April 23, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal December 31, 2018 was $179,700, which includes unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 1,000,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $47,867 and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized, and the principal balance of the note remains unpaid.

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

During the six months ended June 30, 2019, the Company executed additional loans to Mr. Miller. The loan proceeds and accrued interest for the period were $0 and $29,250 respectively.

Paul Ladd

On March 22, 2018, the Company executed an unsecured promissory note in the amount of $50,000 payable to Paul Ladd, a shareholder. The note was due and payable on May 21, 2018 together with interest of $1,000. Pursuant to the terms of the note, there was a 15-day grace period, which ended on June 4, 2018 at which time a 15% penalty of the unpaid balance became due and payable together with the unpaid principal and accrued interest. The balance at December31, 2018 was $58,650 which includes the unpaid principal, interest, and penalties. Under the note agreement, the Company issued warrants to purchase 50,000 shares at an exercise price of $0.15 per share. The warrants expire on the first anniversary date of the initial exercise date of the warrants. The Company evaluated the warrants in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging – Contracts in Entity’s Own Stock and determined that the warrants did not meet the definition of a liability and therefore did not account for them as a separate derivative liability. The fair value of the warrants was calculated using the Black-Sholes model amounting to $2,875 and was recorded as a debt discount and amortized over the term of the note. As of December 31, 2018, the debt discount was fully amortized, and the principal balance of the note remains unpaid.

Cary Baskin

On October 23, 2018, the Company also borrowed $75,000 in a non-interest bearing short-term payable to Cary Baskin and was secured by shares owned by the Company’s CEO. The balance as of December 31, 2018 is $75,000. This loan was due on December 31, 2018.

On April 4, 2019, the Company executed an unsecured promissory note in the amount of $100,000 payable to Mr. Cary Baskin, a shareholder of the Company. The note has interest at accruing at 10% per annum.

Total interest expense for the three and six months ended June 30, 2019 was $42,078 and $58,083 and $64,591 and $176,150 for the three and six months ended the three and six months ended June 30, 2018. Such interest was capitalized as part of the outstanding loan balance.

Since June 30, 2019, through the filing date of this report the company has received $489,127 in additional loans from Mr. Baskin. The notes bear interest at 10%.

Since June 30, 2019, through the filing date of this report the company has received an additional $450,000 in additional loans from related parties.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On January 1, 2019, under an employment agreement, the Company issued 20,000,000 shares to its Chief Executive Officer. Under this agreement there is no specific performance or time-based metrics. The shares were valued at fair on the date of issuance.

On May 15, 2019, the Company issued 4,000,000 shares to a Director, Jerald Horowitz for business development efforts. The shares were valued at fair on the date of issuance. Through these efforts, the Company was introduced to a large retailer which resulted in a multi-store contract.

Stock Based Compensation

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options - Time Vesting

The following table shows the stock option activity during the period ended June 30, 2019:

Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	$13,904,166	$0.10
Changes during the period:
Granted - at market price	-	-
Exercised	-	-
Forfeited	-	-
Adjustments	-	-
Options outstanding at end of period	13,904,166	0.10
Options exercisable at end of period	13,841,666	0.10
Weighted average fair value of options granted during the period	$-	$-

Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2019 were $17,563 and $66,791, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2018 were $119,554 and $249,116, respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of June 30, 2019 was $8,375, which is expected to be recognized ratably over a weighted average period of approximately 9 months.

Options - Performance Vesting

The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended June 30, 2019:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	26,081,808	$0.10
Changes during the period:
Granted - at market price		-
Exercised	-	-
Expired/forfeited	(36,967)	0.10
Adjustments		-
Options outstanding at end of period	26,044,841	0.10
Options exercisable at end of period	10,690,742	0.10
Weighted average fair value of options granted during the period	-	$-

These options were issued to individuals for their business development efforts. The costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2019 were $86,118 and $127,073, respectively. Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and six month periods ended June 30, 2018 were $(12,082) and $118,646, respectively. The expense is included in selling, general and administrative expenses in the statement of operations.

Unrecognized compensation costs related to options as of June 30, 2019 was $1,335,481 which is expected to be recognized ratably over a weighted average period of approximately 10 months.

Warrants

The following table shows the warrant activity during the period ended June 30, 2019:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at beginning of period	2,000,000	$0.10
Changes during the period:
Granted		-
Exercised	-	-
Expired/forfeited	(2,000,000)	0.10
Warrants outstanding at end of period	-	0.15
Warrants exercisable at end of period	-	$0.15

Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expense for the three and six months ended June 30, 2019 were $-0- and $367,662, respectively.

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

	For the Period Ended
	June 30,
	2019	2018

Stock Options	39,949,007	42,841,094
Warrants	-	3,050,000
Total	39,949,007	45,891,094

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

NOTE 11 - CONCENTRATIONS

For the three months ended June 30, 2019, four customers represented 30%, 29%, 18% and 11% of net revenue. For the three months ended June 30, 2018, one customer represented 36% of net revenue.

For the six months ended June 30, 2019, three customers represented 30%, 23% and 14% of net revenue. For the six months ended June 30, 2018, one customer represented 24% and one customer represented 12% of net revenue.

At June 30, 2019, three customers represented 35%, 32% and 25% of accounts receivable.

The Company purchases substantially all of its inventory from one supplier. The Company does not have any commitments with this supplier for minimum purchases.

NOTE 12 - SUBSEQUENT EVENTS

Since June 30, 2019, through the filing date of this report the Company has received $496,000 in additional advances and loans from the Chairman of the Board. In February 2021, the Company agreed to consolidate the total loans, advances and accrued interest into a single Note in the amount of $928,238, the full amount of which is payable upon demand. Since June 30, 2019 through the filing date of this report the Company received $489,126 from Mr. Baskin and a further $450,000 from other related parties.

Subsequent to June 30, 2019 through the filing date, the Company has issued 44,983,333 shares of common stock. 11,200,000 shares were issued to the Chairman of the Board in exchange for the cancellation of 14,000,000 stock options outstanding.

On July 3, 2019, the Company issued 2,500,000 shares in exchange for $192,500, which was discounted from fair value, to an unrelated accredited investor.

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

On February 11, 2020, the Company entered into a Factoring and Security Agreement with Factors Southwest, LLC (“FSW”). The Company agrees to offer all of its accounts arising time to time from the ordinary course of business to FSW. FSW accepts those accounts at its sole discretion and is under no obligation to purchase the accounts. The purchase price for each factored account will be the net face account less a factoring fee of .58%. Upon purchase, FSW will advance the Company the advanced purchase amount equal to 80% of the net face amount. The remaining amounts will be held by FSW in a reserve account until all obligations of the Company are met.

In May 2020, the Company received an unsecured loan under the Small Business Administration ("SBA"), Economic Injury Disaster Loan (“EIDL”) program to assist business businesses effected by the COVID-19 pandemic. The EIDL Loan has a thirty-year term and has a principal amount of $150,000 with an interest rate of 3.75%. The Company expects that the full principal amount of the loan will be forgiven.  Interest accrues during the period between funding date and the date the loan is forgiven. The Company has not yet applied for loan forgiveness but plans to in a future period.

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

On March 25, 2021, the Company executed an employment agreement with Justin Collins to become the Company’s National Project Manager. The term of the employment agreement is three (3) years commencing on March 29, 2021. This position reports to the Company’s CEO and will encompass the head of Company operations and management of the Company’s Washington location. The salary for this position shall be $80,000 per annum. Under this agreement, Mr. Justin Collins, shall receive a commission of 6% on new sales and an additional bonus of 20% on the differential between budgeted and actual expense, should budgeted expense exceed actual. Mr. Justin Collins also receives 1,000,000 options with a strike price of $.10 per share with annual vesting over a three year time period and expiring three years from the grant date.

On August 10, 2021, we announced the appointment of Mr. Bruce R. Albertson to our Board of Directors. Mr. Albertson replaces Jennifer Peek, whose business demands, and travel schedule prevent her from continuing to fulfill her role. Mr. Albertson will also serve as Chair of Znergy’s Audit Committee, a position formerly held by Ms. Peek.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We have based these forward-looking statements on our current expectations and projections about future events, and they are applicable on as of the dates of such statement.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "forecast," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading "Risk Factors" and those listed in our other SEC filings. You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report on Form 10-Q we will refer to Znergy, Inc., together with its subsidiaries, as the "Company," "we," "us," and "our"

The following discussion and analysis of our financial condition should be read together with our unaudited Consolidated Financial Statements and related notes included in this Form 10-Q as well as our audited Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on September 4, 2020.

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

The Company intends to grow organically by selling energy efficiency (EE) and commercial security (CS) products to industrial and commercial businesses as well as municipal and state governments, universities and colleges, K-12 schools, and hospitals (the "MUSH" market). Strained government budgets have convinced state and local governments across the United States to embrace a new form of performance-based investments in energy efficiency offered by Energy Services Companies, or ESCOs. An ESCO provides energy-efficiency-related and other value-added services and for which performance contracting is a core part of its energy-efficiency services business. In a performance contract, the ESCO guarantees energy or financial savings for the project, which means ESCOs only make money if the project performs as promised. A study prepared by Allied Market Research indicated that the market is expected to grow at a Compound Annual Growth Rate of 13.76% during the forecast period 2014-2020 and reach $44.4 billion by 2020.

The Company plans to increase its competitive position by providing financing to customers for installation projects through a strategic partnership the Company has developed with a well-established funding group focused on energy efficiency projects.

Results of Operations

The Company had revenues of $416,774 and $259,582 for the three-month periods ended June 30, 2019, and 2018, respectively. The Company had revenues of $603,392 and $742,554 for the six-month periods ended June 30, 2019, and 2018, respectively. Revenues in 2018 and 2018 comprise LED installation projects and associated rebates from utilities.  The increase in revenues for the three-month period is due to continued organic growth of the core business. The decrease in revenues for the six-month period is due to lost contracts. The Company expects to continue to see increased revenue in future periods but can make no assumptions as to size of any increases or certainty thereof. Additionally, the normal sales cycle of the business contains variability period over period.

The Company incurred costs of revenue of $391,571 and $176,368 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company incurred costs of revenue of $566,973 and $405,996 for the six-month periods ended June 30, 2019 and 2018, respectively. Costs of revenue in 2019 and 2018 comprise primarily LED product and installation costs, including labor and rental equipment. Cost of revenue as a percentage of revenue can be impacted by the type of jobs and if the job requires customized lighting.

The Company had general and administrative expenses of $842,801 and $583,649 for the three-month periods ended June 30, 2019 and 2018, respectively. The Company had selling, general and administrative expenses of $2,933,465 and $1,818,001for the six-month periods ended June 30, 2019 and 2018, respectively. The increase for the three-month period is also primarily due to an increased equity-based compensation costs. The increase for the six-month period is primarily due to an increase in stock-based compensation costs.

The Company incurred interest expense of $42,708 and $58,083 for the three and six-month periods ended June 30, 2019. This is compared to $64,591 and $176,150 for the same periods in 2018. This is the result of the additional Notes Payable and Advances the company has entered into to finance the operations of the Company.

The Company had net losses of $858,529 and $608,514 for the three-month periods ended June 30, 2019 and 2018, respectively, and net losses of $2,951,893 and $1,701,081 for the six-month periods ended June 30, 2019 and 2018, respectively.

Liquidity and Going Concern Discussion

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2019, the company had a working capital deficit of $2,574,979, insufficient cash resources to meet its planned business objectives, and recurring losses of ($858,529) and ($2,951,893) for the three and six month’s ended June 30, 2019 and ($608,514) and ($1,701,081) for the three and six month’s ended June 30, 2018. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through April, 2022. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

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

The Company continues to expand its solutions portfolio for both indoor and outdoor applications to capitalize on the evolving and growing market for intelligent networked systems that collect and exchange data to increase efficiency as well as provide a host of other economic benefits resulting from data analytics to better enable smart buildings and smart cities. The transition to solid-state lighting provides the opportunity for lighting to be integrated with other building automation systems to create an optimal platform for enabling the "Internet of Things" (IoT), which will support the advancement of smart buildings, smart cities, and the smart grid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: August 31, 2021