Form 10-Q
period 2019-09-30
Znergy, Inc.
filed 2022-07-22
CIK 1568875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-55152

ZNERGY, INC.

(Exact Name of Registrant As Specified In Its Charter)

Nevada	46-1845946
(State or other jurisdiction of incorporation or organization)	IRS I.D.
1120 N Main Street Elkhart, Indiana 46514
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

On May 30, 2022 there were 349,922,579 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZNERGY, INC.

ZNERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$222,478	$593
Accounts receivable, net	88,778	-
Employee advances	42,936	-
Prepaid expenses	90,385	61,457
Inventory	351,268	299,428
Total current assets	795,845	361,478
Building, furniture and equipment, net	7,099	28,352
TOTAL ASSETS	$802,944	$389,830

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$460,907	$403,307
Accrued expenses	333,195	341,556
Customer deposits	404,988	30,642
Advances from related parties	270,788	222,788
Short term debt	126,177	-
Loan from related parties	2,206,814	1,290,304
Total current liabilities	3,802,869	2,288,597

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 288,124,960 and 236,724,960 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28,812	23,672
Additional paid-in-capital	18,786,174	14,220,537
Accumulated deficit	(21,814,911)	(16,142,976)
Total stockholders' deficit	(2,999,925)	(1,898,767)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$802,944	$389,830

The accompanying notes are an integral part of these consolidated financial statements

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$997,518	$556,142	$1,600,910	$1,298,696
Cost of revenue	914,197	259,158	1,481,169	665,154
Gross profit	83,321	296,984	119,741	633,542

Selling, general and administrative expenses	2,766,166	668,000	5,699,631	2,444,393
Loss on sale of assets	-	-	-	41,608
Total operating expenses	2,766,166	668,000	5,699,631	2,486,001

Loss from operations	(2,682,845)	(371,016)	(5,579,890)	(1,852,459)

Other income (expense):
Other income(expense)	1,732	7,730	4,967	(35,758)
Interest expense	(38,929)	(3,749)	(97,012)	(179,899)
Total other expense	(37,197)	3,981	(92,045)	(215,657)

Net loss	$(2,720,042)	$(367,035)	$(5,671,935)	$(2,068,116)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	273,064,090	229,024,960	262,905,180	228,991,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2019 and September 30, 2018

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2019	236,724,960	$23,672	$14,220,537	$(16,142,976)	$(1,898,767)

Stock based compensation	-	-	90,183	-	90,183

Shares issued for services	20,000,000	2,000	1,798,000	-	1,800,000

Net loss	-	-	-	(2,093,364)	(2,093,364)

Balance at March 31, 2019	256,724,960	25,672	16,108,720	(18,236,340)	(2,101,948)

Stock based compensation	-	-	103,681	-	103,681

Shares issued for services	4,000,000	400	295,600	-	296,000

Net loss	-	-	-	(858,529)	(858,529)

Balance at June 30, 2019	260,724,960	26,072	16,508,001	(19,094,869)	(2,560,796)

Stock based compensation	-	-	122,735	-	122,735

Shares issued for cash	3,700,000	370	203,130	-	203,500

Shares issued for services	12,500,000	1,250	1,135,750	-	1,137,000

Issuance of common stock in exchange for stock options	11,200,000	1,120	816,558	-	817,678

Net loss	-	-	-	(2,720,042)	(2,720,042)

Balance at September 30, 2019	288,124,960	$28,812	$18,786,174	$(21,814,911)	$(2,999,925)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	230,724,960	$23,072	$12,444,488	$(12,439,218)	$28,342

Options issued for services	-	-	771,129	-	322,370

Shares issued for services	5,000,000	500	50,741	-	500,000

Net loss	-	-	-	(1,092,567)	(1,092,567)

Balance at March 31, 2018	235,724,960	23,572	13,266,358	(13,531,785)	(241,855)

Options issued for services	-	-	107,472	-	107,472

Net loss	-	-	-	(608,514)	(608,514)

Balance at June 30, 2018	235,724,960	23,572	13,373,830	(14,140,299)	(742,897)

Options issued for services			229,596		229,596

Shares issued for cash	1,000,000	100	74,900	-	75,000

Net loss	-	-	-	(367,120)	(367,120)

Balance at September 30, 2018	236,724,960	$23,672	$13,678,326	$(14,507,419)	$(805,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,671,935)	$(2,068,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,253	27,478
Loss on sale of fixed assets	-	41,608
Non-cash interest expense	75,583	173,652
Stock based compensation	316,599	-
Common stock issued for services	3,233,000	1,183,611
Options exchanged for common stock	817,678	-
Bad debt expense	-	53,348
Gain on extinguishment of accounts payable	(70,421)
Changes in operating assets and liabilities:
Accounts receivable	(88,778)	1,686
Prepaid expenses and employee advances	(71,864)	(10,576)
Inventory	(51,840)	(385,551)
Accounts payable and accrued expenses	119,660	117,304
Customer deposits	374,346	11,553
Net cash used in operating activities	(996,719)	(854,003)

Cash flows from investing activities:
Purchase of fixed assets	-	(63,564)
Proceeds from sale of fixed assets	-	50,218
Net cash used in investing activities	-	(13,346)

Cash flows from financing activities:
Proceeds from common stock	203,500	-
Repayment of advances from related parties	(2,000)	(187)
Proceeds of advances from related parties	50,000	322,411
Repayment of loan from related parties	(28,200)	(10,000)
Proceeds of advances from third parties	126,177	-
Proceeds of loan from related parties	869,127	445,000
Net cash provided by financing activities	1,218,604	757,224

Net change in cash	221,885	(110,125)
Cash, beginning of period	593	116,481
Cash, end of period	$222,478	$6,356

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Common Stock and Warrants issued for Conversion of Debt and Advances	$-	$75,000
Related party advance paid directly to vendor	$-	$125,000
Transfer of building to related party in exchange for payment of loan	$-	$225,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZNERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Znergy, Inc.is a Nevada corporation (the “Company” or “Znergy”), incorporated on January 23, 2013. The Company is a provider of energy-efficient lighting products, lighting controls and energy management solutions. The Company offers a full turn-key lighting solution which includes economic assessments, energy efficient analysis, installation and rebate support for the Company’s customers. The Company’s business primarily involves retrofitting existing lighting solutions from traditional high intensity metal halide and fluorescent lighting to energy efficient LED (Light Emitting Diode) technology.

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. There were significant business disruptions related to COVID-19 and it impacted the U.S. and international economies and, as such, the Company had a material impact to its operations.

The Company’s largest client, one of the world’s largest clothing retail stores, was forced to close its doors at the onset of the pandemic and re-opened some of its stores, thereby allowing the Company to continue to retrofit these limited stores with its LED lighting system. We were able to convert 27 stores starting November 26, 2019 through November 20, 2020, with the majority converted in the first quarter of 2020 before the full impact of the pandemic. Due to the long-term effects on the retail industry, the retailer is currently evaluating its footprint prior to continuing to retrofit additional stores. After the COVID-19 lockdown, we were never given any additional locations to convert through the filing date. The Company performed warranty work and small amounts of emergency light replacements only.

On September 22, 2021, the Company formed RluxRV, LLC. This LLC is joint owned by the Company and Royalux Lighting, LLP (RoyaLux), an Indian company. The purpose of this LLC is to supply lighting and technology parts to the recreational vehicle (“RV”) market. The parts manufacturing will be done exclusively by Royalux Lighting. All of the sales and distribution of the parts will the responsibility of RluxRV. This business is meant for a strategic change in Znergy’s business. All the Company’s employees with the exception of the Chief Executive Officer were terminated in December 2021 in order to conserve cash and evaluate RluxRV’s potential impact. A limited liability operating agreement was executed between the Company and RoyaLux on November 15, 2021. As of the date of filing, the Company has not rehired any of its terminated employees.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on September 4, 2020. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts primarily because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability. The Company’s contracts generally have a single performance obligation.

The Company recognizes revenues for fixed price and modified fixed price contracts over time, as performance obligations are satisfied, for substantially all contracts due to the continuous transfer of control to the customer. For most of the Company’s contracts, the customer contracts with the Company to provide a significant service of integrating a complex set of tasks and components into a single project or capability and are, therefore, accounted for as single performance obligations.

The Company recognizes revenue using the cost-to-cost input method, based primarily on contract costs incurred to date compared to total estimated contract costs. This method is the most accurate measure of the Company’s contract performance because it directly measures the value of the goods and services transferred to the customer. Contract costs include all direct material, labor and subcontractors and indirect costs related to contract performance. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

The payment terms for the Company’s contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered a significant financing component as the Company expects to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Consolidation

The Company has no active subsidiaries as of September 30, 2019, therefore the condensed consolidated financial statements include the accounts of the Company. As of the filing date, the Company’s condensed consolidated financial statements will include the accounts of the Company and its wholly owned subsidiaries, RluxRV, LLC. All intercompany transactions will be eliminated in consolidation.

Inventory

Inventory consists of a variety of LED lamps, all of which are valued at the lower of cost or net realizable value. Inventory is accounted for using the FIFO basis.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. The 2018 statement of cash flows reclassified certain accounts within the operating cash flows of the Company and the income statement reclassified certain operating expenses.

Adoption of recent accounting standards

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

The adoption did not impact the business as no long-term, reportable leases existed as of September 30, 2019. We currently believe the most significant effects relate to the recognition of new right of use assets and lease liabilities on our balance sheet for our real estate and equipment operating leases, and the significant new required disclosures regarding our leasing activities.

Recent accounting standards

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2019, the Company has a working capital deficit of $3,007,024, insufficient cash resources to meet its planned business objectives and recurring losses of ($2,720,042) and ($5,671,935) for the three and nine months ended September 30, 2019. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2023, one year from the date the consolidated financial statements were issued.

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

The following funding was received by the company subsequent September 30, 2019:

Since September 30, 2019, through the filing date of this report the Company has received $1,055,705 in additional advances and loans from the Chairman of the Board. This amount includes $367,205 for inventory purchases used by RluxRV. The $367,205 was repaid by the Company, $100,000 was repaid December 6, 2021 and $267,205 was repaid April 20, 2022, as well as an additional $348,579. On April 18, 2022, the Company agreed to consolidate the total loans, advances and accrued interest into a single Note in the amount of $1,126,955, the full amount of which is payable upon demand bearing an interest rate of 10%.

Since September 30, 2019 through the filing date of this report the Company received $145,000 from related parties, On November 19, 2019, Richard and Jerald Horowitz each loaned the Company $10,000.  The notes were due December 21, 2019 (Maturity Date).  They have an interest rate of 10% per annum and a penalty of 15% if not paid by the maturity date.  On September 4, 2020, Richard and Jerald Horowitz each loaned the Company $12,500.  The notes were due November 4, 2020 (Maturity Date).  They have an interest rate of 5% per annum with an increase to 12% if not paid by the maturity date. On February 8, 2021, Richard and Jerald Horowitz each loaned the Company $25,000.  The notes were due May 15, 2021 (Maturity Date).  They have an interest rate of 5% per annum with an increase to 12% if not paid by the maturity date.  On June 30, 2021, Richard and Jerald Horowitz each loaned the Company $25,000.  Repayment terms are 3% of project revenue until the loans and unpaid interest are satisfied. The notes bear interest of 12% per annum and have not been satisfied as of the date of this report.

On November 26, 2019, the Company received a third-party factoring loan from the Korenstra Family Foundation (“Korenstra”) for $150,000. This loan is factored against several open accounts receivable of the Company. The interest rate shall be $5,000 per month with the loan not exceeding 90 days. If delinquent, after 90 days, the interest rate will increase to $10,000 per month. On December 1, 2021, the Company executed a $550,000 convertible promissory note which satisfied the $150,000 factoring loan and loaned the Company an additional $400,000. The outstanding principal and interest shall be paid on or before December 31, 2024 (the “Maturity Date”). In order to satisfy the $134,000 of unpaid interest on the $150,000 note, the Company transferred 4,466,667 shares to Korenstra.  Additionally, on December 1, 2021 Korenstra was issued 5,500,000 warrants with an exercise price of $.10 per share.  The interest on this loan shall be 18% per annum. If the loan is not satisfied by the maturity date, the default interest rate shall be 24% on all unpaid principal and interest. The monthly payment amount shall be equal to 3% of the net sales for the previous month of the Company’s RluxRV subsidiary. Monthly payments will continue until the maturity date even if the payback is greater than the borrowed amount plus interest. In addition, the Company shall pay one third of one percent of the net sales of RluxRV in perpetuity. On May 27, 2022, the Korenstra Family Foundation increased the loan by $100,000 under the same terms as the convertible promissory note.

On December 19, 2019, the Company issued 2,500,000 shares to an accredited non-related investor for $250,000.  In addition, on December 19, 2019 the Company issued 7,000,000 warrants with an exercise price of $.10 per share.

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

On October 7, 2021, a $100,000 loan factoring agreement was issued to Nancy White. The loan repayment is required within 180 days and shall have interest of $10,000. The amount of $110,000 was paid on April 28, 2022 which fully satisfied the loan.

On November 23, 2021, the Company issued a 10% convertible note to Joseph Acebel for the sum of $40,000. The principal and any unpaid interest was due prior to April 1, 2022. Interest shall accrue on any unpaid principal at 10% per annum. The note, or any part of at least $10,000 shall be convertible into shares of the Company common stock at a conversion price of $.02 per share. Prior to the filing date, the note has been satisfied in full in cash.

On February 10, 2022, the Company issued a promissory note to Wayne Miller for $1,190,000. This note includes satisfying all previous notes of $585,000 plus unpaid interest and an additional loan of $500,000. This note is due on June 10, 2024. This note is to be paid with 3% of the gross sales of RluxRV with the first payment made on June 10, 2022.

NOTE 4 – ADVANCES FROM RELATED PARTIES

Advances from related parties were comprised of the following:

	September 30	December 31
	2019	2018
B2 Opportunity Fund	$154,788	$154,788
Cary Baskin	116,000	68,000
	$270,788	$222,788

During the nine months ended September 30, 2019, the Company received an aggregate of $50,000 of short-term advances from Cary Baskin. The amounts are non-interest bearing and payable on demand.

Since September 30, 2019, through the filing date of this report the Company has received $0 in additional advances from related parties to fund operations.

NOTE 5 – LOANS FROM RELATED PARTIES

	September 30	December 31
	2019	2018
Rick Mikles	$521,829	$514,579
Wayne Miller	685,950	642,075
Paul Ladd	58,650	58,650
Cary Baskin	665,385	75,000
Randy Fluitt	275,000	-
	$2,206,814	$1,290,304

Rick Mikles

Since September 30, 2019, through the filing date of this report the Company has received $1,055,705 in additional advances and loans from the Chairman of the Board. This amount includes $367,205 for inventory purchases used by RluxRV. The $367,205 was repaid by the Company in cash as well as an additional $348,579. On April 18, 2022, the Company agreed to consolidate the total loans, advances and accrued interest into a single Note in the amount of $1,126,955, the full amount of which is payable upon demand.

Wayne Miller

During the nine months ended September 30, 2019, the Company executed no additional loans to Mr. Miller. The loan proceeds and accrued interest for the period were $0 and $43,875 respectively.

Cary Baskin

On April 4, 2019, the Company executed an unsecured promissory note in the amount of $100,000 payable to Mr. Cary Baskin, a shareholder of the Company. The note has interest at accruing at 10% per annum. The Note is payable on demand.

On September 13, 2019, the Company executed an unsecured promissory note in the amount of $500,000 payable to Mr. Cary Baskin, a shareholder of the Company. The note has interest at accruing at 10% per annum. The Note is payable on demand.

Randy Fluitt

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

Since September 30, 2019, through the filing date of this report the Company has received $175,000 in additional loans from other related parties. The notes bear interest at 10%. All of the additional Notes are due on demand.

Total interest expense under the related party loans was $75,583 and $119,803 for the periods ended September 30, 2019 and December 31, 2018, respectively. Interest expense under related party loans for the three and nine months ended September 30, 2019 was $17,500 and $173,652 and $2,250 and $90,929 for the three and nine months ended September 30, 2018. Such interest was capitalized as part of the outstanding loan balance.

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

During the Third Quarter of 2019, the Company issues 12,500,000 shares of Common Stock in payment for services. On September 3, 2019, Laura Knepper received 1,000,000 shares of Common Stock for bookkeeping services provided. On September 10, 2019, Arthur Filmore, a Director in the Company, was issued 10,000,000 shares for legal services provided. On September, 20, 2019, the Company issued 1,500,000 shares of Common Stock to Howard Nathan for CFO services. All shares were valued at fair on the date of issuance.

On July 3, 2019, the Company received cash of $203,500 in exchange for 3,700,000 share sold to an unrelated accredited investor.

On August 9, 2019, 11,200,000 shares were issued to the Company’s Chairman of the Board in exchange for the cancellation of 14,000,000 stock options. Expenses incurred in this transaction were $817,678 and included in selling, general and administrative expenses in the statement of operations.

Stock Based Compensation

The Company has issued and outstanding two types of options, time vesting and performance vesting.

Options - Time Vesting

The following table shows the stock option activity during the period ended September 30, 2019:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	13,904,166	$0.10
Changes during the period:
Granted - at market price	-	-
Cancelled	(4,000,000)	-
Forfeited	-	-
Options outstanding at end of period	9,904,166	0.10
Options exercisable at end of period	9,904,166	0.10
Weighted average fair value of options granted during the period	$-	$-

Costs incurred in respect of stock based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2019 were $8,375 and $75,167, respectively. Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2018 were $133,129 and $382,246, respectively. The expense is included in selling, general and administrative expenses in the statement of operations.

On August 9, 2019, 11,200,000 shares were issued to the Company’s Chairman of the Board in exchange for the cancellation of 14,000,000 stock options, 4,000,000 of which were time vesting options and 10,000,000 were performance vesting options. The Company expensed $817,678 during the third quarter, 2019 for the value differential between the restricted stock and the cancelled options

Unrecognized compensation costs related to time vesting options as of September 30, 2019 was $-0-.

Options - Performance Vesting

The options vest based on Company performance with one option vesting for every two dollars of revenue, vesting quarterly. The following table shows the stock option activity during the period ended September 30, 2019:

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding at beginning of period	26,081,808	$0.10
Changes during the period:
Granted - at market price		-
Cancelled	(10,000,000)	-
Expired/forfeited	(41,258)	0.10
Adjustments		-
Options outstanding at end of period	16,040,550	0.10
Options exercisable at end of period	9,169,905	0.10
Weighted average fair value of options granted during the period	-	$-

These options were issued to individuals for their business development efforts. The costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2019 were $114,360 and $241,433 respectively. Costs incurred in respect of stock-based compensation for employees, advisors and consultants for the three and nine month periods ended September 30, 2018 were $96,466 and $215,113, respectively. The expense is included in selling, general and administrative expenses in the statement of operations

Unrecognized compensation costs related to options as of September 30, 2019 was $556,790 which is expected to be recognized ratably over a weighted average period of approximately 8 months based on estimated future revenues.

Warrants

The following table shows the warrant activity during the period ended September 30, 2019:

Weighted
	Number of	Average
	Warrants	Exercise Price
Warrants outstanding at beginning of period	2,000,000	$0.10
Changes during the period:
Granted		-
Exercised	-	-
Expired/forfeited	(2,000,000)	0.10
Warrants outstanding at end of period	-	-
Warrants exercisable at end of period	-	$-

There were no Warrants granted for the three and nine months ended September 30, 2019.

Costs incurred for warrants issued to related parties for the conversion of debt were recorded as interest expense for the three and nine months ended September 30, 2018 were $-0- and $50,741, respectively.

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

	For the Period Ended
	September 30,
	2019	2018

Stock Options	25,944,716	42,841,094
Warrants	-	3,050,000
Total	25,944,716	45,891,094

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – CONCENTRATIONS

For the three months ended September 30, 2019, five customers represented 73% of net revenue. For the three months ended September 30, 2018 two customers represented 89% of net revenue.

For the nine months ended September 30, 2019, two customers represented 27% of net revenue. For the nine months ended September 30, 2018, five customers represented 54% of net revenue.

At September 30, 2019, three customers represented 67% of accounts receivable.

The Company purchases substantially all of its inventory from one supplier. The Company does not have any commitments with this supplier for minimum purchases.

NOTE 10 – SUBSEQUENT EVENTS

In April 2020, the Company received an unsecured loan (the “SBA Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act CARES Act through Chase Bank (“Lender”). The SBA Loan has a two-year term expiring on April 2022. The SBA Loan has a principal amount of $237,458 with an interest rate of 1.0%. The Company expects that the full principal amount of the loan will be forgiven. Interest accrues during the period between funding date and the date the loan is forgiven. The Company applied for loan forgiveness on July 30, 2021 and was granted on August 12, 2021

In May 2020, the Company received an unsecured loan under the Small Business Administration (“SBA”), Economic Injury Disaster Loan (“EIDL”) program to assist business businesses effected by the COVID-19 pandemic. The EIDL Loan has a thirty-year term and has a principal amount of $149,900 with an interest rate of 3.75%.

In March 2021, the Company received an unsecured loan (the “SBA Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act CARES Act through Chase Bank (“Lender”). The SBA Loan has a two-year term expiring on March 2023. The SBA Loan has a principal amount of $216,127 with an interest rate of 1.0%. The Company expects that a partial principal amount of the loan will be forgiven. Interest accrues during the period between funding date and the date the loan is forgiven. The Company applied for loan forgiveness on May 25, 2022, and has not yet received a determination on forgiveness.

On October 27, 2020 Jerald Horowitz, a Company Director, received 10,000,000 shares of restricted stock, which vested immediately for his service to the Company.

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

On August 10, 2021, we announced the appointment of Mr. Bruce R. Albertson to our Board of Directors. Mr. Albertson replaces Jennifer Peek, whose business demands, and travel schedule prevent her from continuing to fulfill her role. Mr. Albertson will also serve as Chair of Znergy’s Audit Committee, a position formerly held by Ms. Peek.  Mr. Albertson was issued 2,000,000 shares of Znergy stock in compensation for actively serving on the Board of Directors.

On March 21, 2022, the company issued restricted stock which was immediately vested. 25,000,000 shares were issued to Rick Mikles, Chairman of the Board. 10,000,000 shares were issued to Dave Baker, CEO. Both share grants were approved by the Board of Directors on September 10, 2020 due to market volatility.

On March 21, 2022, 2,000,000 restricted common stock shares were issued to both Brett Swift and Steven Paulik for accounting services performed. The restricted stock immediately vested.

On June 1, 2022, the Company moved its headquarters, warehouse and distribution center to 1120 N. Main St., Elkhart, Indiana 46514.

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

On September 22, 2021, the Company formed RluxRV, LLC. This LLC is joint owned by the Company and Royalux Lighting, LLP (RoyaLux), an Indian company. The purpose of this LLC is to supply lighting and technology parts to the recreational vehicle (“RV”) market. The parts manufacturing will be done exclusively by Royalux Lighting. All of the sales and distribution of the parts will the responsibility of RluxRV. This business is meant for a strategic change in Znergy’s business. All the Company’s employees with the exception of the Chief Executive Officer were terminated in December, 2021 in order to conserve cash and evaluate RluxRV’s potential impact. As of the date of filing, there were limited sales by RluxRV in a test market of RV manufactures. The Company is leasing warehouse space and purchased of two (2) vehicles for expected business growth.

Results of Operations

The Company had revenues of $997,518 and $556,142 for the three-month periods ended September 30, 2019, and 2018, respectively. The Company had revenues of $1,600,910 and $1,298,696 for the nine-month periods ended September 30, 2019, and 2018, respectively. Revenues in 2019 and 2018 comprise LED installation projects. The increase in revenues for the three-month and nine-month periods are due to continued organic growth of the core business.

The Company incurred costs of revenue of $914,197 and $259,158 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company incurred costs of revenue of $1,481,169 and $665,154 for the nine-month periods ended September 30, 2019 and 2018, respectively. Costs of revenue in 2019 and 2018 comprise primarily LED product and installation costs, including labor and rental equipment. Cost of revenue as a percentage of revenue can be impacted by the type of jobs and if the job requires customized lighting.

The Company had general and administrative expenses of $2,766,166 and $668,000 for the three-month periods ended September 30, 2019 and 2018, respectively. The Company had selling, general and administrative expenses of $5,699,631 and $2,486,001 for the nine-month periods ended September 30, 2019 and 2018, respectively. The increase for the three-month period is also primarily due to the issuance of 12,500,000 shares for services rendered. The increase for the nine-month period is primarily due to an increase in stock-based compensation costs for the issuance of 20,000,000 shares to the Company’s CEO and 12,500,000 shares for services rendered as well as the conversion costs of the Company’s Chairman’s options to restricted stock.

The Company incurred interest expense of $38,929 and $97,012 for the three and nine-month periods ended September 30, 2019. This is compared to $3,749 and $179,899 for the same periods in 2018. This is the result of the additional Notes Payable and Advances the company has entered into to finance the operations of the Company.

The Company had net losses of $2,720,042 and $367,035 for the three-month periods ended September 30, 2019 and 2018, respectively, and net losses of $5,671,935 and $2,068,116 for the nine-month periods ended September 30, 2019 and 2018, respectively.

Liquidity and Going Concern Discussion

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2019, the company had a working capital deficit of $3,007,025, insufficient cash resources to meet its planned business objectives, and recurring losses of ($2,720,042) and ($5,671,934) for the three and nine months ended September 30, 2019 and ($367,035) and ($2,068,116) for the three and nine months ended September 30, 2018. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 2023. As a result, the Company is seeking additional funding through debt and equity financing arrangements, or other funding opportunities.

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

The Company has not had sufficient internal accounting personnel working at their corporate office which has led to a lack of segregation of duties and timely closing processes, nor did we perform an effective assessment of our system of internal control. The accounting functions have been handled by a combination of third parties off-site and internal personnel which has hindered the Company’s ability to timely reconcile its accounts, maintain the proper controls under the underlying documentation and close its books and records. This was a result of the early stage in the Company's growth. The Company added accounting expertise in 2020 which should allow the Company to start to remediate its internal control issues. The Company also hired a GAAP experienced consulting firm in January 2020 and other external consultants throughout 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1	Share Exchange Agreement, dated as of October 26, 2015 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 27, 2015)
10.2	Master Stock Purchase Agreement (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2016)
10.3	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 4, 2016)
10.4	Employment Agreement with Dave Baker (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.5	Employment Agreement with Christopher Floyd (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2017)
10.6	Employment Agreement with Ryan Smith (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 12, 2017)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNERGY, INC.

By: /s/ Dave Baker
Dave Baker
Chief Executive Officer and Director
(Principal Executive and Financial Officer)
Date: July 22, 2022